Form 10-Q
period 1996-06-30
LEVITZ FURNITURE INC
filed 1996-08-13
CIK 902279

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1996

                                           OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _________ to _________

Commission File Number 1-12046

                          LEVITZ FURNITURE INCORPORATED
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                              23-2351830
- ---------------------------------------               --------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

6111 BROKEN SOUND PARKWAY, N.W., BOCA RATON, FL                     33487-2799
- -----------------------------------------------                     ------------
(Address of Principal Executive Offices)                            (Zip Code)

                                 (561) 994-6006
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X             No ________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On July 31, 1996, there were 29,620,628 shares of the registrant's Common Stock outstanding of which 26,046,966 shares were Voting Common Stock and 3,573,662 shares were Non-Voting Common Stock, with no shares held by the registrant in its treasury.

PART I:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                             (Dollars in thousands)

                                                              JUNE 30,     MARCH 31,
                                                                1996         1996
                                                             (UNAUDITED)
                                                             -----------   ---------
                  ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                   $   8,627    $  12,755
  Receivables                                                    39,104       34,025
  Inventories                                                   161,763      140,918
  Deposits and prepaid expenses                                   4,930        3,820
  Income taxes receivable                                           789        6,528
                                                              ---------    ---------
    Total current assets                                        215,213      198,046
                                                              ---------    ---------
PROPERTY AND EQUIPMENT, net                                     218,648      225,509
                                                              ---------    ---------
PROPERTY UNDER CAPITAL LEASES, net                              126,713      134,944
                                                              ---------    ---------
OTHER ASSETS:
  Intangible leasehold interests                                 16,644       17,053
  Deferred financing fees                                         4,465        6,935
  Goodwill                                                       18,564       18,693
  Other                                                           5,807        5,707
                                                              ---------    ---------
                                                                 45,480       48,388
                                                              ---------    ---------
                                                              $ 606,054    $ 606,887
                                                              =========    =========

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Cash overdrafts                                             $  20,879    $  17,912
  Current portion of long-term debt                               8,487        2,441
  Current portion of obligations under capital leases             4,306        4,845
  Accounts payable, trade                                        74,419       55,933
  Accrued expenses and other liabilities                         79,383       79,640
  Deferred income taxes                                           3,727        4,628
  Revolver borrowings                                            50,904       52,516
                                                              ---------    ---------
    Total current liabilities                                   242,105      217,915
                                                              ---------    ---------
LONG-TERM DEBT, net of current portion                          287,467      293,433
                                                              ---------    ---------
OBLIGATIONS UNDER CAPITAL LEASES, net of current portion         77,637       82,922
                                                              ---------    ---------
OTHER NONCURRENT LIABILITIES                                     28,451       24,423
                                                              ---------    ---------
DEFERRED INCOME TAXES                                            50,903       55,846
                                                              ---------    ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Common stock, at par value                                        303          303
  Capital in excess of par                                      212,960      212,960
  Deferred compensation                                          (1,715)      (1,896)
  Minimum pension liability                                        (654)        (654)
  Retained earnings (deficit)                                  (291,403)    (278,365)
                                                              ---------    ---------
    Total stockholders' deficit                                 (80,509)     (67,652)
                                                              ---------    ---------
                                                              $ 606,054    $ 606,887
                                                              =========    =========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                    (Dollars in thousands except share data)

                                   (Unaudited)

                                                         THREE MONTHS ENDED JUNE 30,
                                                        ----------------------------
                                                             1996            1995
                                                        ------------    ------------
Net sales                                               $    228,128    $    241,862
                                                        ------------    ------------
Costs and expenses:
  Cost of sales                                              126,513         128,058
  Selling, general and administrative expenses                90,332         101,615
  Store closing charge                                         8,295            --
  Depreciation and amortization                                6,899           7,375
                                                        ------------    ------------
                                                             232,039         237,048
                                                        ------------    ------------
Operating income (loss)                                       (3,911)          4,814

Interest expense, net                                         13,130          13,508
                                                        ------------    ------------
Loss before income taxes                                     (17,041)         (8,694)

Income tax benefit                                             6,005           3,220
                                                        ------------    ------------
Loss before extraordinary items                              (11,036)         (5,474)

Extraordinary item, net of tax benefit of
  $1,090 (Note 4)                                             (2,002)           --
                                                        ------------    ------------
Net loss                                                $    (13,038)   $     (5,474)
                                                        ============    ============
Earnings (loss) per common share (Note 4 and 6):
  Loss before extraordinary item                        $      (0.37)   $      (0.18)
  Extraordinary item                                           (0.07)           --
                                                        ------------    ------------
Net loss per common share                               $      (0.44)   $      (0.18)
                                                        ============    ============
Weighted average number of common shares outstanding      29,839,042      29,620,628
                                                        ============    ============


              The accompanying notes are an integral part of these
                        condensed financial statements.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                   (Unaudited)

                                                            THREE MONTHS ENDED JUNE 30,
                                                            ---------------------------
                                                                 1996         1995
                                                            -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $ (13,038)   $  (5,474)
                                                              ---------    ---------
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation                                                    3,970        4,199
  Amortization                                                    2,929        3,176
  Provision for deferred taxes                                   (5,844)      (4,327)
  Loss (gain) on disposal of property and equipment                (279)          21
  Amortization of original issue discount on deferred
   debentures                                                       330          271
  Amortization of deferred financing fees                           397          500
  Pension expense                                                   350        1,248
  Other                                                             254         --
  Extraordinary loss related to early redemption of
   debt, before tax benefit                                       3,092         --
  Changes in operating assets and liabilities:
    Decrease (increase) in:
      Receivables                                                (5,079)      (3,892)
      Inventories                                               (20,845)       4,714
      Deposits and prepaid expenses                              (1,110)      (1,477)
      Income taxes receivable                                     5,739        3,148
      Other, net                                                     (3)          16
    Increase (decrease) in:
      Accounts payable, trade                                    18,486       (3,485)
      Accrued expenses and other liabilities                      3,304      (12,705)
      Income taxes payable                                         --          1,200
      Other noncurrent liabilities                                5,281         (252)
                                                              ---------    ---------
        Total adjustments                                        10,972       (7,645)
                                                              ---------    ---------
  NET CASH USED IN OPERATING ACTIVITIES                          (2,066)     (13,119)
                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                             (967)      (3,076)
  Proceeds from sale of property and equipment and
   other assets                                                     152           29
  Proceeds from sale-leaseback transaction                         --         22,194
                                                              ---------    ---------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              (815)      19,147
                                                              ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit agreement                             103,400      100,000
  Payments under credit agreement                              (105,011)    (111,010)
  Principal payments on long-term debt                             (324)        (445)
  Principal payments under capital lease obligations             (1,260)      (1,272)
  Increase (decrease) in cash overdrafts                          2,967        5,304
  Payment of deferred financing fees                             (1,019)        --
                                                              ---------    ---------
  NET CASH USED IN FINANCING ACTIVITIES                          (1,247)      (7,423)
                                                              ---------    ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                        (4,128)      (1,395)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   12,755        6,301
                                                              ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $   8,627    $   4,906
                                                              =========    =========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  June 30, 1996

                                   (Unaudited)

1.       BASIS OF PRESENTATION:

         Levitz Furniture Incorporated (LFI), a Delaware corporation, was incorporated in December 1984 for the purpose of acquiring Levitz Furniture Corporation (Levitz) in 1985.

         In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position as of June 30, 1996, the results of operations and cash flows for the periods then ended. The results of operations for the period ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year.

2.       CONSOLIDATED STATEMENTS OF CASH FLOWS:

         Supplemental disclosures of cash flow information (dollars in thousands):

                                           THREE MONTHS ENDED
                                                JUNE 30,
                                           ------------------
                                             1996       1995
                                           -------    -------
           Interest paid                   $10,979    $13,832
                                           =======    =======
           Income taxes refunded           $(6,991)   $(3,242)
                                           =======    =======

3.       SALE-LEASEBACK:

         In May 1995, under a sale-leaseback agreement, Levitz sold three warehouse-showrooms and one satellite store for approximately $22.2 million and leased them back under a twenty year operating lease agreement. The transaction produced a deferred gain of $3.6 million which is being amortized over the twenty-year lease period.

4.       LONG-TERM DEBT AND REVOLVER BORROWINGS:

         On July 1, 1996, Levitz and certain of its wholly owned subsidiaries entered into new senior secured credit facilities providing for up to $190.0 million of availability (collectively, the "Senior Secured Facilities"). The Senior Secured Facilities are secured by substantially all of the assets of Levitz and its subsidiaries and are comprised of the Tranche A Facility (the "Tranche A Facility") providing for up to $150.0 million and the Tranche B Facility (the "Tranche B Facility") providing up to $40.0 million. The proceeds of the Senior Secured Facilities were used to refinance indebtedness incurred under the previous bank credit agreement, to provide liquidity for working capital needs and for other general corporate purposes. The Senior Secured Facilities will expire on July 1, 2001.

         The Tranche A Facility consists of $115.0 million of revolving debt (the "Tranche A Revolver") which is provided by BT Commercial Corporation ("BTCC") and $35 million of term debt (the "Tranche A Term Facility") provided by Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P. and Apollo U.K. Partners III, L.P. (collectively "Apollo"). The maximum borrowings under the Tranche A Revolver are calculated based upon inventory and receivable levels. Tranche B consists of a $40.0 million fixed asset sublimit. This fixed asset sublimit will be permanently reduced each year effective July 1997 by an amount equal to the lesser of $5.0 million or 100% of Excess Cash Flow (as defined in the Senior Secured Facilities). Asset sales and the reduction of inventory and receivables (as defined in the Senior Secured Facilities) below $115.0 million will also trigger permanent reductions to the fixed asset sublimit.

         Loans made under the Tranche A Revolver and the Tranche B Facility bear interest, at Levitz's option, at a rate equal to either Bankers Trust Company's ("BTC's") prime lending rate plus 1.5% or BTC's LIBOR rate plus 3.25%. The Tranche A Term Facility bears interest at a rate of 15.5%, payable in cash or, at Levitz's option, at any time prior to July 1, 1999, by the issuance of up to $10.0 million of additional Tranche A Term Notes, having a principal amount equal to the amount of interest accrued and maturing on July 1, 2001. To the extent additional Tranche A Term Notes are issued for interest, the amount available under the Tranche A Revolver will be permanently decreased. If LFI achieves a prescribed Fixed Charge Coverage Ratio, as defined, the interest rate on the Tranche A Term Facility will be reset from 15.5% to 11.0%.

         In addition, LFI issued warrants to Apollo to purchase up to 5,000,000 shares of Common Stock of LFI at an initial exercise price of $4.125 per share, subject to downward adjustments if certain targeted stock prices of LFI are not achieved in the future and other antidilution provisions.

         As a result of the July 1996 Refinancing, in the quarter ended June 30, 1996, LFI incurred a before-tax extraordinary loss of $3.1 million on the write-off of deferred financing fees related to the termination of the previous bank credit agreement. The after-tax loss was $2.0 million or $0.07 per share.

         In order to comply with a consensus issued in November 1995 set forth by the Emerging Issues Task Force in EITF 95-22 regarding classification of certain debt instruments that include both a requirement for a lock box arrangement and a subjective acceleration clause, $50.9 million of the borrowings under the Tranche A Revolver have been classified as Revolver Borrowings in current liabilities. Under the terms of the Tranche A Revolver, however, Levitz will not be required to repay this amount in the next year. Payment will only be required at the expiration of the Tranche A Facility on July 1, 2001 or if the borrowing base is reduced below the amount outstanding. Based on anticipated borrowing base levels, Levitz believes the amount outstanding under the Senior Secured Facilities will be due and payable in July 2001.

         As of July 31, 1996, Levitz had approximately $23.0 million of availability under the Senior Secured Facilities. The Senior Secured Facilities require LFI to achieve an interest coverage ratio beginning December 31, 1996 and quarterly thereafter. It also contains limitations on capital expenditures, additional indebtedness, incurrence of liens, sale of assets, payment of dividends, investments and other restrictions.

         Since the proceeds under the Senior Secured Facilities were used to repay the Credit Agreement, LFI has classified the balance outstanding under the Credit Agreement as of June 30, 1996 in accordance with the terms of the Senior Secured Facilities.

         The retail furniture industry historically has been highly cyclical and directly affected by, among other things, housing starts, existing home sales, consumer confidence, the level of personal discretionary spending, consumer credit availability and general economic conditions. Furniture purchases are generally discretionary, and in view of the fact that they represent a significant expenditure to the average consumer, they are often deferred during times of economic uncertainty. Decreased comparable store sales and gross profit over the past two years which have continued during the first quarter of Fiscal 1997, have significantly reduced operating income and the resulting cash flow resulting in debt compliance and liquidity concerns.

         Management has undertaken a number of steps to address the liquidity needs of LFI and Levitz as well as compliance with the Senior Secured Facilities. Based upon anticipated cash flow from operations and existing borrowing capacity under the Senior Secured Facilities, Management believes Levitz will be able to meet the covenants contained in the Senior Secured Facilities during the foreseeable future, and has sufficient cash flow to meet current cash needs. However, compliance with such covenants will be dependent on the successful accomplishment of Management's strategies and Levitz achieving improved comparable store sales in Fiscal 1997. Actual results could differ from the estimates used to set these covenants resulting in Levitz's failure to be in compliance with the Senior Secured Facilities.

         The Senior Secured Facilities and mortgages are secured by substantially all assets of Levitz and its subsidiaries and a perfected pledge of stock of all Levitz's subsidiaries.

         LFI and Levitz are subject to certain covenants and restrictions and cross-default provisions as described in the respective agreements and/or indentures, including among other restrictions the following: provisions which require certain financial tests be met, restrictions with respect to the sale of assets, annual capital expenditures, ability to enter into sale-leaseback transactions or mortgage loans, ability to redeem certain indebtedness, and limitations on the ability to incur additional indebtedness, requirements to repurchase certain indebtedness if a change in control occurs and limitations on the ability to pay dividends or make certain other restricted payments by Levitz or LFI.

         LFI and Levitz are currently in compliance with all such covenants under the Senior Secured Facilities and all applicable debt indentures.

5.       SALE OF RECEIVABLES:

         Levitz and General Electric Capital Corporation (GECC) are parties to an Account Purchase Agreement (the Agreement), whereby GECC has agreed to purchase Levitz's customer credit obligations without recourse. Levitz accounts for the above transactions as a sale. Under the terms of the Agreement, Levitz may pay GECC a fee or may receive income, based upon the relationship among the interest earned on the portfolio sold thereunder, the amount of the servicing fee, the prime rate and to a limited extent, credit losses. The Agreement expires October 31, 1998, with automatic five-year renewals, unless canceled by either party with twenty-six months' notice prior to scheduled termination. For the three month periods ended June 30, 1996 and 1995, Levitz recorded income under the Agreement of $3.8 million and $1.7 million, respectively. These amounts are included in selling, general and administrative expenses as they represent an adjustment to the estimated sales price of the receivables.

6.       EARNINGS PER COMMON SHARE:

         Primary and fully diluted earnings per common share are based on the weighted average number of common shares outstanding during each year plus the weighted average number of common stock equivalents as determined by the use of the Treasury Stock Method. Common Stock equivalents consist of stock options, restricted stock and warrants.

7.       CLOSED STORES:

         During the quarter ended June 30, 1996, Management developed a plan to close five satellite stores effective October 31, 1996. The plan resulted in a pre-tax charge for store closings of $8.3 million. The charge includes the reduction of the carrying value of the store assets to their estimated fair value net of selling expenses as well as reserves for future rental payments under operating lease agreements. Included in the store closing charge is a $2.4 million charge from the adoption of SFAS No. 121 effective April 1, 1996 for one of the closed stores.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth LFI's results of operations expressed as a percentage of net sales for the periods indicated:

                                                    PERCENTAGE OF NET SALES
                                                  --------------------------
                                                      THREE MONTHS ENDED
                                                            JUNE 30,
                                                  --------------------------
                                                     1996             1995
                                                  --------------------------
Net sales                                           100.0 %          100.0 %

Cost of sales                                        55.5             52.9
                                                   --------         --------
Gross profit                                         44.5             47.1

Selling, general and administrative expenses         39.6             42.0

Store closing charge                                  3.6              --

Depreciation and amortization                         3.0              3.1
                                                   --------         --------
Operating income (loss)                              (1.7)             2.0

Interest expense                                      5.8              5.6
                                                   --------         --------
Loss before income taxes                             (7.5)            (3.6)

Income tax benefit                                    2.7              1.3
                                                   --------         --------
Loss before extraordinary items                      (4.8)            (2.3)

Extraordinary items, net of tax                      (0.9)             --
                                                   --------         --------
Net loss                                             (5.7)%           (2.3)%
                                                   ========         ========
Comparable store sales decrease                      (5.7)%           (9.3)%
                                                   ========         ========

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

Net sales of $228.1 million for the period ended June 30, 1996 decreased $13.8 million or 5.7% from net sales of $241.9 million in the same period for the prior year. Sales on a comparable store basis decreased 5.7%. Decreased net sales and comparable store sales have reduced operating performance significantly during the past two years. LFI has attempted to address this decrease in net sales by, among other things: (i) hiring a new Chief Executive Officer, President-Merchandise/Marketing and appointing a new President and Chief Operating Officer; (ii) changing and outsourcing advertising to create a new image; (iii) creating a new pricing policy to promote the best value for customers; and (iv) adding new merchandise to the assortment to broaden the customer base.

Gross profit as a percentage of net sales decreased to 44.5% from 47.1% for the periods ended June 30, 1996 and 1995. The decrease in gross profit as a percentage of net sales is attributable to a change in merchandise pricing policy. In September 1995, Management changed to "a value pricing system" to coincide with a new advertising program. In January 1996, Management again changed the pricing policy which is expected to increase margins in the near future. However, future increases are not expected to reach the margin levels of prior periods.

Selling, general and administrative (SG&A) expenses decreased $11.3 million or 11.1% for the period ended June 30, 1996 as compared to the same period for the prior year. As a percentage of net sales, SG&A expenses decreased to 39.6% from 42.0% for the periods ended June 30, 1996 and 1995, respectively. The dollar decrease in SG&A expenses is primarily attributable to the reduction of 1,388 employees from 6,239 at June 30, 1995 to 4,851 at June 30, 1996. Salaries, payroll taxes and employee benefit expenses decreased $8.4 million for the period ended June 30, 1996 as compared to the same period of the prior year.

During the quarter ended June 30, 1996, Management developed a plan to close five satellite stores effective October 31, 1996. The store closing charge of $8.3 million, pre-tax, includes the reduction of the carrying value of the store assets to the estimated fair value net of selling expenses as well as reserves for future rental payments under operating lease agreements.

Depreciation and amortization expenses decreased to $6.9 million for the period ended June 30, 1996 from $7.4 million for the comparable period of the prior year.

Operating loss was $3.9 million for the period ended June 30, 1996 as compared to operating income of $4.8 million for the same period of the prior year. The decrease in operating income is primarily attributable to the decrease in net sales and the store closing charge.

Interest expense for the period ended June 30, 1996 decreased to $13.1 million from $13.5 million for the same period of the prior year.

As a result of the aforementioned factors, loss before income taxes for the period ended June 30, 1996 amounted to $17.0 million or 7.5% of net sales as compared to loss of $8.7 million or 3.6% of net sales for the same period of the prior year.

The income tax benefit was $6.0 million for the period ended June 30, 1996 as compared to an income tax benefit of $3.2 million for the same period of the prior year. The effective tax rate was 35.2% and 37.0% for the three month periods ended June 30, 1996 and 1995, respectively.

Loss before extraordinary items for the period ended June 30, 1996 amounted to $11.0 million or 4.8% of net sales as compared to a loss of $5.5 million or 2.3% of net sales for the same period of the prior year. The results for the three month period ended June 30, 1996 are not necessarily indicative of the results that may be achieved for the full fiscal year.

An extraordinary loss, net of tax benefits of $2.0 million for the period ended June 30, 1996 was due to the write-off of deferred financing fees related to the termination of the previous bank credit agreement.

Net loss for the period ended June 30, 1996 was $13.0 million or 5.7% of net sales as compared to net loss of $5.5 million or 2.3% of net sales for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

LFI's only material asset is the common stock of Levitz and, therefore, its ability to pay cash dividends, interest and principal is dependent upon dividends and other payments from Levitz. LFI's ability to obtain cash from Levitz is restricted by the Senior Secured Facilities, the indentures relating to Levitz's outstanding indebtedness and Florida law. LFI's only outstanding obligations are $8.4 million principal amount ($7.0 million accreted value as of June 30, 1996) of Deferred Debentures which do not require any interest cash payments until 1997.

Net cash used in operating activities for the three month period ended June 30, 1996 amounted to $2.1 million as compared to net cash used in operating activities of $13.1 million for the same period of the prior year. Net cash used in operating activities includes an increase in inventory of approximately $20.8 million. The increase in inventory is primarily attributable to purchases for new merchandise added to the assortment. The increase in inventory is offset by a corresponding increase in trade payables of approximately $18.5 million.

Capital expenditures of $1.0 million during the period ended June 30, 1996 were for maintenance and alterations of existing stores. Management estimates that approximately $6.0 million to $10.0 million is required annually to adequately maintain and/or improve its existing warehouse-showrooms and satellite stores. Levitz does not expect to open any new stores in the current fiscal year.

The cash provided by investing activities for the quarter ended June 30, 1995 was primarily due to the sale-leaseback transaction as described in Note 3 of the condensed financial statements.

The net cash used in financing activities for the periods ended June 30, 1996 and 1995 was for the payment of debt offset by increases in cash overdrafts which is reflective of the timing of payments.

On July 1, 1996, Levitz and certain of its wholly owned subsidiaries entered into new senior secured credit facilities providing for up to $190.0 million of availability (collectively, the "Senior Secured Facilities"). The Senior Secured Facilities are secured by substantially all of the assets of Levitz and its subsidiaries and are comprised of the Tranche A Facility (the "Tranche A Facility") providing for up to $150.0 million and the Tranche B Facility (the "Tranche B Facility") providing up to $40.0 million. The proceeds of the Senior Secured Facilities were used to refinance indebtedness incurred under the Credit Agreement, to provide liquidity for working capital needs and for other general corporate purposes. The Senior Secured Facilities expire on July 1, 2001.

In addition, LFI issued warrants to Apollo to purchase up to 5,000,000 shares of Common Stock of LFI at an initial exercise price of $4.125, subject to downward adjustments if certain targeted stock prices of LFI are not achieved in the future and other antidilution provisions.

In order to comply with a consensus issued in November 1995 set forth by the Emerging Issues Task Force in EITF 95-22 regarding classification of certain debt instruments that include both a requirement for a lock box arrangement and a subjective acceleration clause, $50.9 million of the borrowings under the Tranche A Facility have been classified as a current liability. Under the terms of the Tranche A Facility, however, Levitz will not be required to repay this amount in the next year. Payment will only be required at the expiration of the Tranche A Facility on July 1, 2001 or if the borrowing base is reduced below the amount outstanding. Based on anticipated borrowing base levels, Levitz believes the amount outstanding will be due and payable in July 2001. See Note 4 of the consolidated condensed financial statements.

Management has undertaken a number of steps to address the liquidity needs of LFI and Levitz as well as compliance with the Senior Secured Facilities. Based upon anticipated cash flow from operations and existing borrowing capacity under the Senior Secured Facilities, Management believes LFI and Levitz will be able to meet the covenants contained in the Senior Secured Facilities during the foreseeable future and has sufficient cash flow to meet current cash needs. However, compliance with such covenants will be dependent on the successful accomplishment of management's strategies and Levitz achieving improved comparable store sales in Fiscal 1997. Actual results could differ from the estimates used to set these covenants resulting in Levitz's failure to be in compliance with the Senior Secured Facilities. As of July 31, 1996, Levitz had approximately $23.0 million of availability under the Senior Secured Facilities.

PART II OTHER INFORMATION:  NONE.

                                   SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         LEVITZ FURNITURE INCORPORATED
                                         -----------------------------
                                                  (Registrant)

Date:  August 13, 1996                   /s/  PATRICK J. NOLAN
                                         -----------------------------
                                              Patrick J. Nolan
                                          Vice President and Chief
                                              Financial Officer