Form 10-Q
period 1996-12-31
LEVITZ FURNITURE INC
filed 1997-02-14
CIK 902279

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549




                                   FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended DECEMBER 31, 1996

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to


Commission File Number 1-12046


                         LEVITZ FURNITURE INCORPORATED

            (Exact name of registrant as specified in its charter)

           DELAWARE                                   23-2351830
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)

6111 BROKEN SOUND PARKWAY, N.W., BOCA RATON, FL        33487-2799
(Address of Principal Executive Offices)               (Zip Code)

                                (561) 994-6006

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

On January 31, 1997, there were 30,320,628 shares of the registrant's Common Stock outstanding of which 26,746,966 shares were Voting Common Stock and 3,573,662 shares were Non-Voting Common Stock, with no shares held by the registrant in its treasury.

PART I:  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in thousands)
                                                  December 31,   March 31,
                                                      1996         1996
      ASSETS                                     (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                        $  7,538      $ 12,755
  Receivables                                        34,947        34,025
  Inventories                                       160,244       140,918
  Deposits and prepaid expenses                       4,846         3,820
  Income taxes receivable                               943         6,528

   Total current assets                             208,518       198,046

PROPERTY AND EQUIPMENT, net                         215,911       225,509

PROPERTY UNDER CAPITAL LEASES, net                  122,460       134,944

OTHER ASSETS:
  Intangible leasehold interests                     15,957        17,053
  Deferred financing fees                            12,817         6,935
  Goodwill                                           18,306        18,693
  Other                                               5,619         5,707
   Total other assets                                52,699        48,388
                                                   $599,588      $606,887
      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Cash overdrafts                                  $ 19,151      $ 17,912
  Current portion of long-term debt                   7,179         2,441
  Current portion of obligations under
   capital leases                                     3,597         4,845
  Accounts payable, trade                            60,329        55,933
  Accrued expenses and other liabilities             85,176        79,640
  Deferred income taxes                               3,595         4,628
  Revolver borrowings                                74,746        52,516

   Total current liabilities                        253,773       217,915

LONG-TERM DEBT, net of current portion              285,899       293,433

OBLIGATIONS UNDER CAPITAL LEASES, net of
  current portion                                    76,339        82,922

OTHER NONCURRENT LIABILITIES                         26,150        24,423

DEFERRED INCOME TAXES                                46,167        55,846

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Common stock, at par value                            303           303
  Capital in excess of par                          213,560       212,960
  Deferred compensation                              (1,351)       (1,896)
  Minimum pension liability                            (654)         (654)
  Retained earnings (deficit)                      (300,598)     (278,365)
   Total stockholders' deficit                      (88,740)      (67,652)
                                                   $599,588      $606,887

The accompanying notes are an integral part of these condensed financial statements.

                LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (Dollars in thousands except share data)
                                  (Unaudited)


                                  Three Months Ended      Nine Months Ended
                                      December 31,           December 31,
                                    1996       1995        1996       1995

Net sales                        $272,007   $270,117    $737,281   $763,242

Costs and expenses:
  Cost of sales                   151,031    149,987     407,871    412,168
  Selling, general and
   administrative expenses        102,970    106,974     290,262    306,832
  Restructuring expense              -         5,000        -         9,000
  Charge for store closings          -          -          8,295       -
  Depreciation and amortization     6,698      7,339      20,386     22,084

                                  260,699    269,300     726,814    750,084

Operating income                   11,308        817      10,467     13,158

Interest expense, net              14,365     12,150      41,704     37,935

Loss before income taxes           (3,057)   (11,333)    (31,237)   (24,777)

Income tax benefit                  1,076      4,079      11,006      8,919

Loss before extraordinary items    (1,981)    (7,254)    (20,231)   (15,858)

Extraordinary items, net of tax
  benefit of $1,090                  -          -         (2,002)      -

Net loss                         $ (1,981)  $ (7,254)   $(22,233)  $(15,858)

Loss per common share:
  Loss before extraordinary
    items                        $  (0.07)  $  (0.25)   $  (0.68)  $  (0.54)
  Extraordinary items                -          -          (0.07)       -

  Net loss per common share      $  (0.07)  $  (0.25)   $  (0.75)  $  (0.54)

Weighted average number of
  common shares outstanding     29,867,217 29,620,628  29,864,847 29,620,628



The accompanying notes are an integral part of these condensed financial statements.


                LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                               Nine Months Ended December 31,
                                                     1996         1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $(22,233)      $(15,858)

Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation                                     11,823         12,502
   Amortization                                      8,563          9,582
   Provision for deferred taxes                    (10,712)        (8,321)
   Loss on disposal of property and equipment           54             32
   Amortization of original issue discount on
     deferred debentures                             1,054            865
   Amortization of deferred financing fees           1,892          1,516
   Amortization of deferred compensation               545           -
   Pension expense                                   1,377          3,709
   Other                                               280           -
   Extraordinary losses related to early redemption
     of debt, before tax benefit                     3,092           -

  Changes in operating assets and liabilities:
   Decrease (increase) in:
     Receivables                                      (916)          (538)
     Inventories                                   (19,326)        18,649
     Deposits and prepaid expenses                  (1,026)         2,048
     Income taxes receivable                         5,585            (35)
     Other, net                                         51             63
   Increase (decrease) in:
     Accounts payable, trade                         4,396         (4,750)
     Accrued expenses and other liabilities          9,397          1,975
     Other noncurrent liabilities                    2,710         (1,973)

       Total adjustments                            18,839         35,324

NET CASH PROVIDED BY (USED IN) OPERATING
    ACTIVITIES                                      (3,394)        19,466

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                              (7,596)       (10,490)
  Proceeds from sale of property and equipment
   and other assets                                    184            217
  Proceeds from sale leaseback of property            -            22,209

NET CASH PROVIDED BY (USED IN) INVESTING
    ACTIVITIES                                      (7,412)        11,936

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under Credit Agreement                822,606        221,800
  Repayments under Credit Agreement               (800,376)      (250,223)
  Principal payments on long-term debt              (3,530)        (2,029)
  Principal payments under capital
    lease obligations                               (3,484)        (3,904)
  Increase in cash overdrafts                        1,239         10,338
  Payment of deferred financing fees               (10,866)          -

NET CASH PROVIDED BY (USED IN) FINANCING
    ACTIVITIES                                       5,589        (24,018)

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                     (5,217)         7,384

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      12,755          6,301

CASH AND CASH EQUIVALENTS, END OF PERIOD          $  7,538       $ 13,685




The accompanying notes are an integral part of these condensed financial statements.

                LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               December 31, 1996

                                  (Unaudited)

1.   BASIS OF PRESENTATION:

     Levitz Furniture Incorporated (LFI), a Delaware corporation, was incorporated in December 1984 for the purpose of acquiring Levitz Furniture Corporation (Levitz) in April 1985.

     In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position as of December 31, 1996, the results of operations and cash flows for the periods then ended. The results of operations for the period ended December 31, 1996, are not necessarily indicative of the results to be expected for the full year.

2.   CONSOLIDATED STATEMENTS OF CASH FLOWS:

     Supplemental disclosures of cash flow information (dollars in thousands):

                                             Nine Months Ended
                                               December 31,
                                              1996       1995

       Interest paid                        $39,347    $36,583

       Income tax refunds                   $ 6,968    $ 1,086

3.   LONG-TERM DEBT AND REVOLVER BORROWINGS:

     On July 1, 1996, Levitz and certain of its wholly owned subsidiaries entered into senior secured credit facilities providing for up to $190.0 million of availability (collectively, the "Senior Secured Facilities"). The Senior Secured Facilities consist of $115.0 million of revolving notes, $35.0 million of term notes and $40.0 million of other notes.

     Loans made under the revolving notes and other notes bear interest, at Levitz's option, at a rate equal to either Bankers Trust Company's ("BTC's") prime lending rate plus 1.5% or BTC's LIBOR rate plus 3.25%. The term notes bear interest at a rate of 15.5%, payable in cash or, at Levitz's option, at any time prior to July 1, 1999, by the issuance of up to $10.0 million of additional term notes, having a principal amount equal to the amount of interest accrued and maturing on July 1, 2001. To the extent additional term notes are issued for interest, the amount available under the revolving notes will be permanently decreased. If LFI achieves a prescribed Fixed Charge Coverage Ratio, as defined, the interest rate on the term notes will be reset from 15.5% to 11.0%.

     The Senior Secured Facilities are secured by substantially all of the assets of Levitz and its subsidiaries and a perfected pledge of stock of all Levitz's subsidiaries. LFI and Levitz are subject to certain covenants and restrictions and cross-default provisions as described in the Senior Secured Facilities or debt indentures of Levitz, including among other restrictions the following: provisions which require certain financial tests be met, restrictions with respect to the sale of assets, annual capital expenditures, ability to enter into sale-leaseback transactions or mortgage loans, ability to redeem certain indebtedness, and limitations on the ability to incur additional indebtedness, requirements to repurchase certain indebtedness if a change in control occurs and limitations on the ability to pay dividends or make certain other restricted payments by Levitz or LFI.

     LFI issued to the original holders of the term notes warrants to purchase up to 5,000,000 shares of Common Stock of LFI at an initial exercise price of $4.125 per share, subject to downward adjustments if certain targeted stock prices of LFI are not achieved in the future and other anti-dilution provisions.

     As a result of the July 1996 refinancing, in the quarter ended June 30, 1996, LFI incurred a before-tax extraordinary loss of $3.1 million on the write-off of deferred financing fees related to the termination of Levitz's previous bank credit agreement. The after-tax loss was $2.0 million or $0.07 per share.

     In order to comply with a consensus issued in November 1995 set forth by the Emerging Issues Task Force in EITF 95-22 regarding classification of certain debt instruments that include both a requirement for a lock box arrangement and a subjective acceleration clause, $74.7 million of the borrowings under the revolving notes have been classified as Revolver Borrowings in current liabilities. Under the terms of the Senior Secured Facilities, however, Levitz will not be required to repay this amount in the next year. Payment will only be required at their expiration on July 1, 2001 or if the Borrowing Base, as defined in the Senior Secured Facilities, is reduced below the amount outstanding. Based on anticipated Borrowing Base levels, Levitz believes the amount outstanding under the Senior Secured Facilities will be due and payable in July 2001.

     As of December 31, 1996, Levitz had approximately $25.2 million of availability under the Senior Secured Facilities. The Senior Secured Facilities require LFI to achieve an interest coverage ratio beginning December 31, 1996 and quarterly thereafter. In December 1996, Amendment No. 1 to the Senior Secured Facilities changed the interest coverage ratio through September 30, 1997. LFI and Levitz are currently in compliance with all such covenants under the Senior Secured Facilities and all applicable debt indentures.

     The retail furniture industry historically has been highly cyclical and directly affected by, among other things, housing starts, existing home sales, consumer confidence, the level of personal discretionary spending, consumer credit availability and general economic conditions. Furniture purchases are generally discretionary, and in view of the fact that they represent a significant expenditure to the average consumer, they are often deferred during times of economic uncertainty. Decreased comparable store sales and gross profit over the past two years including the first two quarters of Fiscal 1997, have significantly reduced operating income and the resulting cash flow resulting in debt compliance and liquidity concerns.

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

4.   SALE OF RECEIVABLES:

     Levitz and General Electric Capital Corporation (GECC) are parties to an Account Purchase Agreement (the Agreement), whereby GECC purchases Levitz's customer credit obligations without recourse. At December 31, 1996 GECC had $734.4 million of customer credit obligations outstanding. Pursuant to generally accepted accounting principles, Levitz's financial statements reflect the above transactions provided by the Agreement as a sale of the customer credit obligations. Under the terms of the Agreement, Levitz may pay GECC a fee or may receive income, based upon the relationship among the interest earned on the portfolio sold thereunder, the amount of the servicing fee, the prime rate and to a limited extent, credit losses. The Agreement expires October 31, 1998, with automatic five-year renewals, unless canceled by either party with twenty-six month's notice prior to scheduled termination. On August 21, 1996 Levitz gave GECC notice of Levitz's intent to renegotiate the Agreement and the parties are renegotiating the terms of the Agreement. If Levitz or GECC decide to terminate the Agreement, Levitz will be required to repurchase the outstanding credit obligations at the termination date, which would not be earlier than April 1999. If necessary, Levitz believes it could replace the Agreement with a similar agreement or pursue alternative methods of financing and servicing its customer credit obligations without materially affecting its results of operations. No assurances can be given, however, that Levitz will be able to enter into such arrangements on acceptable terms. Subject to the ultimate resolution of negotiations or the terms of a new agreement, generally accepted accounting principles could require Levitz to change the accounting for the transactions provided under the Agreement to reflect them as a financing of the underlying customer credit obligations. For the nine month periods ended December 31, 1996 and December 31, 1995, Levitz recorded income under the Agreement of $10.1 million and $8.5 million, respectively. These amounts are included in selling, general and administrative expenses as they represent an adjustment to the estimated sales price of the receivables.

5.   CLOSED STORES:

     During the quarter ended June 30, 1996, Management developed a plan to close five satellite stores. The stores were closed on October 31, 1996. The plan resulted in a pre-tax charge for store closings of $8.3 million. The charge includes the reduction of the carrying value of the store assets to their estimated fair value net of selling expenses as well as reserves for future rental payments under operating lease agreements. Included in the store closing charge is a $2.4 million charge from the adoption of SFAS No. 121 effective April 1, 1996 for one of the closed stores. The charge increased net loss by $5.4 million or $0.18 per share for the nine month period ended December 31, 1996.

6.   EARNINGS PER COMMON SHARE:

     Earnings per Common Share are based on the weighted average number of common shares outstanding during each period.


Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations

The following table sets forth LFI's results of operations expressed as a percentage of net sales for the periods indicated:

                                          Percentage of Net Sales

                                 Three Months Ended  Nine Months Ended
                                    December 31,          December 31,
                                  1996       1995       1996       1995

Net sales                        100.0 %    100.0 %    100.0 %   100.0 %

Cost of sales                     55.5       55.5       55.3      54.0

Gross profit                      44.5       44.5       44.7      46.0

Selling, general and
  administrative expenses         37.8       39.6       39.4      40.2

Restructuring expense              -          1.9         -        1.2

Charge for store closings          -           -         1.1        -

Depreciation and amortization      2.5        2.7        2.8       2.9

Operating income                   4.2        0.3        1.4       1.7

Interest expense                   5.3        4.5        5.6       5.0

Loss before income taxes          (1.1)      (4.2)      (4.2)     (3.3)

Income tax benefit                (0.4)      (1.5)      (1.5)     (1.2)

Loss before extraordinary items   (0.7)      (2.7)      (2.7)     (2.1)

Extraordinary items, net of tax
  benefit                          -           -        (0.3)       -

Net loss                          (0.7)%     (2.7)%     (3.0)%    (2.1)%

Comparable store sales             2.0 %     (9.7)%     (3.0)%    (9.6)%


THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995

Net sales of $272.0 million for the three month period ended December 31, 1996 increased $1.9 million or 0.7% over net sales of $270.1 million in the same period for the prior year. Sales on a comparable store basis increased 2.0%. Management believes the improvement reflects consumer acceptance of the new changes in merchandise assortment and marketing. The marketing effort has shifted from a low-end to a mid-priced focus with changes in the merchandise assortment to compliment this effort.

Gross profit as a percentage of net sales remained at 44.5% for the three month period ended December 31, 1996 as compared to the same period for the prior year.

Selling, general and administrative (SG&A) expenses decreased $4.0 million for the three month period ended December 31, 1996 as compared to the same period for the prior year. As a percentage of net sales, SG&A expenses decreased to 37.8% from 39.6%, respectively. The decrease in SG&A expenses was primarily due to the reduction in the number of employees from the comparable period last year. Salaries and related employee benefits and payroll tax expenses decreased $4.2 million.

The restructuring expense for the three month period ended December 31, 1995 was a result of the elimination of regional offices and certain support positions. The restructuring charge included $4.7 million of severance pay and related employee benefits and $0.3 million of lease commitments on closed regional office facilities.


As a percentage of net sales, depreciation and amortization expenses for such periods decreased to 2.5% from 2.7% for the three month period ended December 31, 1996 as compared to the same period of the prior year.

Operating income for the three month period ended December 31, 1996 increased $10.5 million to $11.3 million from the same period for the prior year. As a percentage of net sales, operating income increased to 4.2% from 0.3%, respectively. The percentage and dollar increases are primarily attributable to the increase in net sales, the reduction in SG&A expenses and the restructuring charge in the prior year.

Interest expense for the three month period ended December 31, 1996 increased $2.2 million or 18.2% from the same period for the prior year. As a percentage of net sales, interest expense increased to 5.3% from 4.5%, respectively. The increase is due to increased borrowings and higher effective interest rates.

As a result of the aforementioned factors, loss before income taxes for the three month period ended December 31, 1996 amounted to $3.1 million or 1.1% of net sales as compared to a loss of $11.3 million or 4.2% of net sales for the same period of the prior year.

Income tax benefit for the three month period ended December 31, 1996 was $1.1 million or 0.4% of net sales as compared to $4.1 million or 1.5% of net sales for the same period of the prior year. The effective tax rate was 35.2% for the three month period ended December 31, 1996 as compared to 36.0% for the same period of the prior year.

Net loss for the three month period ended December 31, 1996 was $2.0 million or 0.7% of net sales as compared to net loss of $7.3 million or 2.7% of net sales for the same period of the prior year.

NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO NINE MONTHS ENDED
DECEMBER 31, 1995

Net sales of $737.3 million for the nine months ended December 31, 1996 decreased $26.0 million or 3.3% from net sales of $763.2 million in the same period of the prior year. Sales on a comparable store basis decreased 3.0%.

Gross profit as a percentage of net sales decreased to 44.7% for the nine month period ended December 31, 1996 compared to 46.0% in the same period for the prior year. The decrease is attributable to a change in pricing policy toward more competitive pricing and increased value for the customer.

SG&A expenses decreased $16.6 million or 5.4% for the nine month period ended December 31, 1996 as compared to the same period of the prior year. As a percentage of net sales, SG&A expenses decreased to 39.4% from 40.2%, respectively. The decrease in SG&A expenses is primarily due to the reduction in the number of employees from the comparable period last year.

The restructuring expense for the nine month period ended December 31, 1995, was a result of the consolidation of regional offices and the elimination of certain support positions. The restructuring charge included $7.8 million of severance pay and related employee benefits and $1.2 million of lease commitments on closed regional office facilities. During the quarter ended June 30, 1996, Management developed a plan to close five satellite stores. The stores were closed on October 31, 1996. The plan resulted in a pre-tax charge for store closings of $8.3 million. The charge includes the reduction of the carrying value of the store assets to their estimated fair value net of selling expenses as well as reserves for future rental payments under operating lease agreements. Included in the store closing charge is a $2.4 million charge from the adoption of SFAS No. 121 effective April 1, 1996 for one of the closed stores.

Depreciation and amortization expenses decreased $1.7 million or 7.7% for the nine month period ended December 31, 1996 as compared to the same period of the prior year. As a percentage of net sales, depreciation and amortization expenses for such periods decreased to 2.8% from 2.9%, respectively. Amortization decreased to $8.6 million from $9.6 million in the period ended December 31, 1996 as compared to the same period of the prior year. Depreciation decreased to $11.8 million from $12.5 million in the period ended December 31, 1996 as compared to the same period of the prior year due to store closings during the current year period.

Operating income for the nine months ended December 31, 1996 decreased $2.7 million or 20.5% from the same period for the prior year. As a percentage of net sales, operating income for such periods decreased to 1.4% from 1.7%. The percentage and dollar decreases are attributable to the decline in net sales and the reduction in gross profit as offset by the reduction in SG&A expenses.

Interest expense increased $3.8 million or 9.9% for the nine month period ended December 31, 1996 as compared to the same period of the prior year. As a percentage of net sales interest expense increased to 5.6% from 5.0%, respectively. The increase in dollars in interest expense was primarily due to increased average borrowing levels and to higher effective interest rates. The increase in percentage of net sales is due to the dollar increase as noted above and the decline in net sales.

As a result of the aforementioned factors, loss before income taxes for the nine month period ended December 31, 1996 amounted to $31.2 million or 4.2% of net sales as compared to losses of $24.8 million or 3.3% of net sales for the same period of the prior year.

Income tax benefit was $11.0 million or 1.5% of net sales for the nine month period ended December 31, 1996 as compared to $8.9 million or 1.2% of net sales for the same period of the prior year. The effective tax rate decreased to 35.2% from 36.0%.

Net loss before extraordinary items for the nine month period ended December 31, 1996 amounted to $20.2 million or 2.7% of net sales as compared to net loss of $15.9 million or 2.1% of net sales for the same period of the prior year.

Extraordinary losses net of tax benefit were $2.0 million or 0.3% of net sales for the period ended December 31, 1996. The extraordinary losses included the write- off of deferred financing fees relating to the previous credit agreement.

Net loss for the nine month period ended December 31, 1996 was $22.2 million or 3.0% of net sales as compared to net loss of $15.9 million or 2.1% of net sales for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

LFI's only material asset is the common stock of Levitz and, therefore, its ability to pay cash dividends, interest and principal is dependent upon dividends and other payments from Levitz. LFI's ability to obtain cash from Levitz is restricted by the Senior Secured Facilities, the indentures relating to Levitz's outstanding indebtedness and Florida law. LFI's only outstanding obligations are $8.4 million principal amount ($7.7 million accreted value as of December 31, 1996) of Deferred Debentures which do not require cash interest payments until April 1997.

Net cash used in operating activities for the nine month period ended December 31, 1996 includes the add-back of depreciation and amortization expense of $20.4 million, plus other non-cash items of $5.5 million, extraordinary loss on the early redemption of debt of $3.1 million and a decrease in working capital of $1.8 million. The decrease in working capital excluding income taxes primarily includes an increase in inventory of $19.3 million and an increase in accrued expenses of $9.4 million. The increase in inventory is due to the decrease in net sales and the change in merchandise assortment. The increase in accrued expenses is due to increased promotional fees on zero percent financing offered to customers.

Capital expenditures of $7.6 million during the nine month period ended December 31, 1996 were for maintenance and alterations of existing stores. Management estimates that approximately $6.0 million to $10.0 million is required annually to adequately maintain and/or improve its existing warehouse-showrooms and satellite stores. Levitz does not expect to open any new stores in the current fiscal year.

The cash provided by investing activities for the nine month period ended December 31, 1995 was primarily due to the sale-leaseback of three warehouse-showrooms and one satellite store for approximately $22.2 million.

The net cash provided by financing activities for the period ended December 31, 1996 included increased borrowings under the Senior Secured Facilities of $22.2 million reduced by payment of financing fees of $10.9 million and principal payments under other long-term debt and capital leases of $7.0 million.

On July 1, 1996, Levitz and certain of its wholly owned subsidiaries entered into senior secured credit facilities providing for up to $190.0 million of availability (collectively, the "Senior Secured Facilities"). The proceeds of the Senior Secured Facilities were used to refinance indebtedness incurred under Levitz's previous bank credit agreement, to provide liquidity for working capital needs and for other general corporate purposes. The Senior Secured Facilities expire on July 1, 2001. Levitz paid financing fees of $10.9 million for the Senior Secured Facilities.

LFI issued to the original holders of the term notes warrants to purchase up to 5,000,000 shares of Common Stock of LFI at an initial exercise price of $4.125, subject to downward adjustments if certain targeted stock prices of LFI are not achieved in the future and other anti-dilution provisions.

In order to comply with a consensus issued in November 1995 set forth by the Emerging Issues Task Force in EITF 95-22 regarding classification of certain debt instruments that include both a requirement for a lock box arrangement and a subjective acceleration clause, $74.7 million of the borrowings under the revolving notes have been classified as a current liability. Under the terms of the Senior Secured Facilities, however, Levitz will not be required to repay this amount in the next year. Payment will only be required at their expiration on July 1, 2001 or if the Borrowing Base, as defined in the Senior Secured Facilities, is reduced below the amount outstanding. Based on anticipated Borrowing Base levels, Levitz believes the amount outstanding will be due and payable in July 2001. See Note 3 of the consolidated condensed financial statements.

Levitz and General Electric Capital Corporation (GECC) are parties to an Account Purchase Agreement (the Agreement), whereby GECC purchases Levitz's customer credit obligations without recourse. At December 31, 1996 GECC had $734.4 million of customer credit obligations outstanding. Pursuant to generally accepted accounting principles, Levitz's financial statements reflect the above transactions provided by the Agreement as a sale of the customer credit obligations. Under the terms of the Agreement, Levitz may pay GECC a fee or may receive income, based upon the relationship among the interest earned on the portfolio sold thereunder, the amount of the servicing fee, the prime rate and to a limited extent, credit losses. The Agreement expires October 31, 1998, with automatic five-year renewals, unless canceled by either party with twenty-six month's notice prior to scheduled termination. On August 21, 1996 Levitz gave GECC notice of Levitz's intent to renegotiate the Agreement and the parties are renegotiating the terms of the Agreement. If Levitz or GECC decide to terminate the Agreement, Levitz will be required to repurchase the outstanding credit obligations at the termination date, which would not be earlier than April 1999. If necessary, Levitz believes it could replace the Agreement with a similar agreement or pursue alternative methods of financing and servicing its customer credit obligations without materially affecting its results of operations. No assurances can be given, however, that Levitz will be able to enter into such arrangements on acceptable terms. Subject to the ultimate resolution of negotiations or the terms of a new agreement, generally accepted accounting principles could require Levitz to change the accounting for the transactions provided under the Agreement to reflect them as a financing of the underlying customer credit obligations.

Management has undertaken a number of steps to address the liquidity needs of LFI and Levitz as well as compliance with the Senior Secured Facilities. Except as set forth above, based upon anticipated cash flow from operations and existing borrowing capacity under the Senior Secured Facilities, Management believes LFI and Levitz will be able to meet the covenants contained in the Senior Secured Facilities during the foreseeable future and has sufficient cash flow to meet current cash needs. However, compliance with such covenants will be dependent on the successful accomplishment of management's strategies and Levitz achieving improved comparable store sales. Actual results could differ from the estimates used to set these covenants resulting in Levitz's failure to be in compliance with the Senior Secured Facilities. In December 1996, Amendment No. 1 to the Senior Secured Facilities changed the interest coverage ratio through September 30, 1997. As of December 31, 1996, Levitz had approximately $25.2 million of availability under the Senior Secured Facilities.

PART II OTHER INFORMATION:

Item 6.      Exhibits and Reports on Form 8-K

       (a) Exhibit 10: Amendment No. 2 dated as of December 16, 1996 to the Credit Agreements dated as of July 1, 1996 among Levitz Furniture Corporation, et al. and BT Commercial Corporation, as Agent.

             Exhibit 27:  Financial Data Schedule

       (b) Report on Form 8-K: On December 6, 1996 the registrant filed a report on Form 8-K under Item 5. "Other Events" reporting the execution of Amendment No. 1 to the Credit Agreements as defined in item 6 (a) above, incorporated by reference to
             Exhibit 99 to the registrant's Report on Form 8-K.

                                  SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    LEVITZ FURNITURE INCORPORATED
                                            (Registrant)




Date:  February 13, 1997             /s/  PATRICK J. NOLAN
                                          Patrick J. Nolan
                                      Vice President and Chief
                                         Financial Officer

                                 EXHIBIT INDEX

                             Exhibits to Form 10-Q


     Number
  Exhibit Table                   Exhibit

       10 Amendment No. 2 dated as of December 16, 1996 among Levitz Furniture Corporation, et al.
                     and BT Commercial Corporation, as agent.

       27            Financial Data Schedule.