Form 10-K
period 1997-03-31
LEVITZ FURNITURE INC
filed 1997-07-14
CIK 902279

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                         COMMISSION FILE NUMBER 1-12046

                          LEVITZ FURNITURE INCORPORATED
             (Exact name of registrant as specified in its charter)

          DELAWARE                                       23-2351830
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification No.)

6111 BROKEN SOUND PARKWAY, N.W. BOCA RATON, FL                      33487-2799
(Address of Principal Executive Offices)                            (Zip Code)

                                 (561) 994-6006
              (Registrant's telephone number, including area code)

                              --------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                      COMMON STOCK PAR VALUE $.01 PER SHARE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(D) OF THE ACT:
                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On June 30, 1997, there were 30,260,171 shares of the registrant's Common Stock outstanding of which 26,686,509 shares were Voting Common Stock and 3,573,662 shares were Non-Voting Common Stock, with 60,457 shares held by the registrant in its treasury. As of that date the aggregate value of the registrant's voting stock held by non-affiliates, as calculated at $1.50 per share, was $31,046,084. The increase of 639,543 shares from last year's report reflects the issuance of 700,000 shares pursuant to restricted stock award agreements less shares of 60,457 returned to the treasury.


                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

Levitz Furniture Incorporated (referred to as "LFI") was incorporated in Delaware in 1984 under the name LFC Holding Corporation for the purpose of acquiring Levitz Furniture Corporation. LFI changed its name to Levitz Furniture Incorporated in 1993. LFI's only material asset is the common stock of Levitz Furniture Corporation and it conducts no business other than holding the common stock of Levitz Furniture Corporation. The principal executive offices of LFI are located at 6111 Broken Sound Parkway, N.W., Boca Raton, FL 33487-2799, and its telephone number is (561) 994-6006.

Levitz Furniture Corporation (which together with its subsidiaries are collectively referred to as "Levitz"), was organized in 1965 as a Florida corporation, is the successor to a business originally commenced in 1910 and was acquired by LFI in 1985. Levitz is one of the largest specialty retailers of furniture in the United States with, as of May 31, 1997, a chain of 68 warehouse-showrooms and 61 satellite stores located in major metropolitan areas in 26 states. Levitz pioneered the warehouse-showroom concept by opening the first warehouse-showroom in 1963 in Allentown, Pennsylvania. Today, Levitz stores serve customers in 22 of the largest 25 metropolitan statistical areas and, in the year ended March 31, 1997 ("Fiscal 1997"), generated revenues of $966.9 million. Management believes the Levitz name to be one of the most recognized in furniture retailing.

In 1994 Levitz acquired the John M. Smyth Company, an Illinois corporation ("JMS"). JMS operates a chain of three warehouse-showrooms and three satellite stores in the Chicago, Illinois market under the trade name, John M. Smyth Homemakers. JMS' facilities contain a total of approximately 980,000 square feet, including approximately 388,000 square feet of selling space. These stores are substantially similar to Levitz stores with the exception that the JMS stores carry a broader selection of higher priced merchandise. Accordingly, references to Levitz in this report will include the JMS stores unless stated to the contrary.

Levitz stores offer a wide selection primarily of brand-name furniture and accessories including living room, bedroom, dining room, kitchen and occasional furniture and bedding. Some of the well known, nationally advertised brands offered by Levitz stores include Ashley, Bassett, Benchcraft, Berkline, Broyhill, Douglas, Flexsteel, Lane, Lea Industries, Rowe, Serta, Simmons, Stanley, Stratford, Thomasville and Universal. Levitz does not manufacture any of the merchandise sold in its stores but instead devotes all of its resources to the retail sale of furniture.

Levitz has experienced declining sales, profitability and cash flows over the past several fiscal years. Reference is made to Item 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition" and
Note 1 to Notes to Consolidated Financial Statements, which address these issues.

THE WAREHOUSE-SHOWROOM/SATELLITE CONCEPT

The warehouse-showroom/satellite furniture retailing concept targets value-conscious consumers by offering:

     -  dominant selections of furniture and accessories;

     -  nationally advertised brands;

     -  competitive prices; and

     -  immediate availability of merchandise.

This blend enables Levitz to offer America's largest selection of quality brand name furniture at guaranteed low prices. Levitz's large showrooms facilitate display of a broad selection of furniture and accessories. In each of its warehouse-showroom facilities, Levitz can maintain substantial inventory, carrying in-stock the depth of merchandise necessary for customers to carry away purchases immediately. Levitz's satellite stores utilize the warehouse and delivery functions of nearby warehouse-showrooms enabling Levitz to more cost-effectively penetrate existing markets. The sales volumes inherent in the warehouse-showroom/satellite concept make Levitz a key channel of distribution for its principal vendors. Management has developed strong partnerships with these principal vendors from whom it purchases large quantities of quality merchandise, often at substantial savings. This buying power enables Levitz to price its merchandise very competitively.

WAREHOUSE-SHOWROOMS

Each of Levitz's 68 warehouse-showrooms incorporate a warehouse and a showroom within a single building. High-bay warehouse racks, filled floor-to-ceiling with ready-to-deliver furniture, emphasize Levitz's dominant selection and in-stock position on thousands of furniture items and accessories. The warehouse is designed to allow maximum use of available space through the use of modern materials handling systems.

The warehouse-showrooms range from 62,000 square feet to 250,000 square feet, featuring selling space of 30,000 to 110,000 square feet. Merchandise is typically displayed in model room settings of which approximately 260 are located in each facility containing 50,000 or more square feet of selling space. Smaller facilities feature approximately 175 model room settings. Levitz's customers typically have the option to receive their merchandise at the warehouse-showroom immediately upon purchase or to have their merchandise delivered to their homes for a modest delivery charge. Levitz's warehouse-showrooms are typically located within easy access of expressway interchanges or major highways and have adjacent parking facilities. See "Properties" for information regarding the locations of Levitz's warehouse-showrooms.

SATELLITE STORES

Levitz's 61 satellite stores are free-standing showrooms utilizing the warehouse and delivery functions of nearby warehouse-showrooms. As a result, satellite stores require a smaller capital investment than a full warehouse-showroom and leverage the relatively fixed operating costs of the larger facilities including warehouse and delivery, management and advertising. Satellite stores enable Levitz to more cost-effectively penetrate existing markets. While the average warehouse-showroom is approximately two to three times the size of an average satellite store, selling space is approximately equal. Satellite stores range from 25,000 to 60,000 square feet, although one satellite store has approximately 100,000 square feet of space. See "Properties" for information regarding the locations of Levitz's satellite stores.

Levitz's retail facilities are generally open Monday through Saturday from 10:00 a.m. to 9:00 p.m., and on Sundays from 12:00 noon to 6:00 p.m.

MERCHANDISING

Levitz's merchandising strategy is generally to display more merchandise in a larger selling space than its competition, with 175 to 260 settings typically displayed on its showroom floors. The merchandise sales mix among product line groupings for Fiscal 1997 was upholstery/seating 41.9%, bedroom 21.1%, occasional 12.6%, dining room 7.0%, bedding 9.8%, and other 7.6%. Percentage breakdowns have been relatively consistent for the past several years.

Levitz's stores feature moderately priced merchandise targeting value-conscious consumers. Management believes its customer base includes "the middle 80%" of consumers who buy furniture. A typical purchaser is a married female homeowner under 45 years of age with family income of up to $75,000 per year.

Based on statistical information, management believes the 18 to 44 age bracket of consumers is expected to remain relatively constant for the next decade, while the 45 to 64 age bracket is expected to expand due to the aging of the population. Targeting the older and more affluent upper end of this spectrum, the majority of Levitz's showrooms feature a "Classic House" collection. Each collection features Flexsteel and Rowe upholstered furniture with four hundred fabric choices. Levitz directs a portion of its advertising and promotion programs at these consumers primarily in national magazines.

To attract consumers who prefer more customized merchandise and are less concerned with immediate delivery, Levitz has a "Choices" program. The "Choices" program enables the customer to select from hundreds more of pre-selected fabrics than are typically available in stock. Due to the strength of its vendor relationships, Levitz is able to promise delivery of these custom order furniture items generally within four weeks of purchase. During Fiscal 1997, the "Choices" program represented approximately 10.0% of upholstery sales. In Fiscal 1997 wicker and rattan furniture assortments were added in 14 stores. It is expected that similar assortments will be added to approximately 15 stores in the fiscal year ending March 31, 1998 ("Fiscal 1998").

ADVERTISING AND PROMOTION

Levitz retains independent national advertising firms for creative and production services in connection with its print, radio and television advertisements. For Fiscal 1997, Levitz's advertising expenditures amounted to $102.1 million or 10.6% of net sales, as compared to $100.5 million or 10.2% of net sales, for Fiscal 1996.

CUSTOMER SERVICE

Levitz is committed to providing high-quality customer service in all phases of its business, including immediate merchandise availability, instant store credit and prompt delivery. Through its warehouse-showrooms, Levitz provides immediate availability on a substantial majority of its items. If delivery is desired, Levitz will generally deliver the item within seven days of the purchase for a modest delivery charge. Levitz provides its customers with instant credit at the time of purchase utilizing point-of-sale terminals on the showroom floors. In the case of any damaged or defective merchandise Levitz will repair or replace the item or, if impracticable to repair or replace, will offer a refund to the customer. Management believes its commitment to customer service has contributed to the substantial percentage of repeat purchases by Levitz's customers.

VENDOR PARTNERSHIPS/INVENTORY

The success of the warehouse-showroom/satellite concept with consumers has made Levitz a key channel of distribution for its principal vendors. Levitz purchases substantial inventories as a result of its significant sales volume and strategy of immediate merchandise availability. As a result, Levitz can purchase merchandise more competitively in truckload lots because manufacturers can plan longer production runs and produce goods more efficiently.

Levitz's volume purchasing also results in faster receipt of furniture orders from manufacturers. Smaller retailers are typically unable to order a full production run, and as a result, do not receive orders until full run quotas are satisfied by additional orders. While some other retailers maintain large inventories, Levitz's warehouse-showroom/satellite strategy contrasts with prevalent industry practice whereby retailers carry minimal inventory for immediate availability, and instead purchase merchandise upon receipt of specific orders. The efficiency of this strategy from the standpoint of selection, availability and price creates exceptional value for the customer.

Management has established strong partnerships with its principal vendors to review new merchandise and plan promotions and marketing strategies, as well as manage inventory levels. Substantially all manufacturers have cooperative advertising budgets with Levitz. One hundred ten manufacturers currently participate in Levitz's electronic data interchange ("EDI") system which enables manufacturers to plan and produce goods more efficiently while making it possible for Levitz to maintain an in-stock position with less inventory. During May 1997, 97.6% of all purchases were made through the EDI system.

To further develop its relationship with its partner vendors, Management has strengthened its relationship with selected vendors. For Fiscal 1997, Levitz's top 10 vendors accounted for 50.7% of purchases. Management believes the strength of its vendor partnerships will enable Levitz in the future to maintain acceptable inventory turns. EDI is an important aspect of this strategy.

Levitz currently purchases merchandise from over 330 independent manufacturers. Levitz has no long-term contractual commitments with any of its manufacturers and has had no difficulty in the past in obtaining merchandise for sale.

MANAGEMENT INFORMATION SYSTEMS

Management believes Levitz employs one of the most sophisticated management information systems in furniture retailing. An IBM AS/400 computer is located in each warehouse-showroom to track inventory which enables more efficient sales management.

When merchandise arrives at the warehouse, it has been or is immediately bar coded, enabling scanning by hand-held readers. This information is directly loaded into the AS/400 thereby eliminating clerical errors, increasing available inventory for sale and minimizing inventory shrinkage. Shrinkage has been minimal in recent years. The sales floors in all stores are equipped with on-line point-of-sale terminals enabling sales persons to access inventory status, reserve inventory, schedule delivery and begin the credit approval process for customers. All data is transmitted to corporate headquarters each night. Management at corporate headquarters and at the store level monitor inventory composition, age and condition. Sales and promotion activities feature Levitz's aggressive product prices and are targeted regionally and locally to inventories on hand. Aged merchandise is promptly marked down for rapid sale.

CUSTOMER CREDIT POLICIES

Levitz sells its merchandise either for cash or under customer installment purchase or revolving charge plans. Currently, Levitz accepts bank credit cards in 29% of its stores. During Fiscal 1997 and 1996, approximately 36.1% and 33.4%, respectively, of sales at Levitz's facilities were for cash, and approximately 63.9% and 66.6%, respectively, of sales were under customer credit plans.

Levitz's customer credit obligations are transferred to General Electric Capital Corporation ("GECC") on a nonrecourse basis, except for insignificant amounts. Under the terms of Levitz's agreement with GECC ("the GECC Agreement"), Levitz may pay GECC a fee or may receive income, based upon the relationship among the interest earned on the portfolio transferred thereunder, the amount of the servicing fee, the prime rate, promotional discount fees and to a limited extent, credit losses. During Fiscal 1997, 1996 and 1995, income from the GECC Agreement was $12.8 million, $12.6 million and $7.4 million, respectively. The GECC Agreement provides for the purchase of customer credit obligations by GECC where the then aggregate amount of indebtedness represented by such credit obligations does not exceed $900.0 million. On March 31, 1997, GECC had purchased approximately $758.5 million under the GECC Agreement.

Levitz has had arrangements with GECC with respect to customer credit obligations since 1968 and believes that GECC will continue to purchase its customer credit obligations in the future. Under the terms of the GECC Agreement, on August 21, 1996 Levitz gave GECC notice of Levitz's intent to renegotiate the GECC Agreement. On July 8, 1997 Levitz and GECC amended the current GECC Agreement while pursuing the negotiations on a new agreement. The amendment extended the negotiation period through August 16, 1997, extended the GECC Agreement until October 1999, removed Levitz's obligation to repurchase at GECC's direction those receivables transferred prior to January 1, 1997 and extended until October 1999 GECC's ability to direct Levitz to repurchase those receivables transferred subsequent to December 31, 1996 at a price equal to their outstanding balance less a loss reserve. Except under certain limited circumstances, Levitz must pay a fee of $3.5 million to GECC upon termination of the GECC Agreement.

Levitz believes that sufficient capacity is or will be available under the GECC Agreement to enable it to transfer receivables in the ordinary course of its business. However, if necessary, Levitz believes that it could replace the GECC Agreement with a similar agreement or pursue alternative methods of financing and servicing its customer credit obligations without materially affecting its results of operations.

COMPETITION

The home furnishings industry is a highly competitive and fragmented market with sales for furniture, bedding and decorative accessories by furniture stores in the United States estimated at $32.2 billion in 1996. According to a leading industry publication, the nation's 100 largest furniture retailers accounted for approximately 41.3% of all furniture sales by furniture stores in the United States in 1996. According to the same publication, in 1996 Levitz represented 3.0% of total domestic furniture sales, and was the second largest specialty retailer of furniture in the United States.

Levitz's competition varies significantly according to geographic areas. Levitz's principal competitors consist of local independent specialty furniture retailers. Levitz also competes with national and regional specialty furniture retailers, general merchandisers and, in certain limited categories, wholesale clubs. Levitz believes that its regional diversification gives it a significant advantage over other competitors. Levitz's name is widely recognized by furniture consumers. In the future Levitz may have increasing competition from other major retail operations, some of which may have greater financial and other resources than Levitz and may derive revenues from sales of products other than household furnishings.

EMPLOYEES

As of March 31, 1997, Levitz had 5,018 employees, of whom 1,618 were engaged in sales, 8 in advertising, 511 in merchandising and display, 1,394 in warehouse and maintenance functions and 1,487 in office and administrative work. As of March 31, 1997, 3,757 of Levitz's employees were full-time and 1,261 were part-time. Sales personnel are paid primarily on a commission basis. Levitz's store managers and key marketing, distribution and operations personnel may receive, in addition to their base salaries, bonus compensation based upon achieving planned sales and operating performance for the location or locations for which the employee has responsibility. Certain of Levitz's national staff personnel, including officers, may receive bonuses based upon favorable operating results during the fiscal year.

Levitz maintains one facility in which its sales employees are covered by a collective bargaining agreement with a local of the United Food and Commercial Workers Union ("UFCW"). This collective bargaining agreement has a three-year term, expiring in December 1997. JMS has three union contracts covering all of its warehouse and shop employees and some of its front-office employees. Most of such employees are covered by a contract that expires in September 1999. The remaining employees are covered by a contract that expires in October 2000. The total number of Levitz's and JMS's employees covered by such agreements is 119.

In June 1997, an election was held to determine whether a Teamsters Union local would represent all the Levitz associates at the Paramus, Woodbridge and Willowbrook, New Jersey locations. The union received a majority of votes for representation, subject to a number of challenged votes. The National Labor Relations Board has not yet certified the results of that election.

In the past, a number of petitions were received from various unions, including affiliates of the UFCW and the Teamsters Union, for organization of some or all of the employees in certain other of Levitz's facilities. Except as noted above, none of these petitions or other union activities has resulted in a current collective bargaining agreement. Levitz has not experienced a material work stoppage due to union activity in the past 10 years.

Levitz expects that union efforts to organize the employees at its facilities will continue, but cannot predict what effect these activities may have on Levitz's business operations, employee relations or income from operations. Although nationwide organizational campaigns may be instituted by one or more unions, all union activities to date have been confined to the local or regional level.

ITEM 2.  PROPERTIES

On June 30, 1997, Levitz operated 129 retail facilities, including 68 warehouse-showrooms and 61 satellite stores located in major metropolitan areas in 26 states, with concentrations in California, Texas and Florida. The following table sets forth the number of retail facilities owned or leased by Levitz on June 30, 1997:

                                                   OWNED(a)         LEASED(b)
                                                   --------         ---------

Warehouse-showrooms...............................    21               47
Satellite stores..................................    10               51


(a) Two warehouse-showrooms and two satellite stores are located on land occupied by Levitz under long-term ground leases. Each of the owned properties is encumbered by either a first or second mortgage, most of which mortgages secure borrowings by Levitz under its Senior Secured Facilities.
(b) The terms of the leases range from 6 months to 57 years, including renewal options. Rentals are either fixed or fixed minimums coupled with contingent rentals based on the Consumer Price Index or a percentage of net sales.

On June 30, 1997, these facilities contained a total of approximately 14,000,000 square feet, including approximately 6,100,000 square feet of selling space. Levitz also owns a 35,000 square foot facility in Pottstown, Pennsylvania which is used for accounting offices as well as a 94,000 square foot corporate headquarters building in Boca Raton, Florida.

The following sets forth, as of June 30, 1997, the retail premises owned and leased by Levitz:

                    OWNED PREMISES                                                LEASED PREMISES
-----------------------------------------------------          -----------------------------------------------------
                                  MONTH AND     STORE                                            MONTH AND     STORE
     LOCATION                     YEAR OPENED TYPE(1)               LOCATION                     YEAR OPENED TYPE(1)
-----------------------------------------------------          -----------------------------------------------------

Atlanta, GA....................    Mar. 1969     WS            Allentown, PA...................  Sept. 1963     WS
Tampa, FL......................    Oct. 1969     WS            Phoenix, AZ.....................   Nov. 1963     ST
Los Angeles, CA................    Dec. 1970     WS            Dallas, TX......................    May 1967     ST
Denver, CO.....................    Jan. 1971     WS            Santa Clara, CA.................  Sept. 1968     WS
Oxnard, CA.....................    Jan. 1971     WS            Wilmington, DE..................   June 1969     WS
Houston, TX....................     May 1971     ST            San Bernardino, CA..............   Aug. 1969     WS
St. Louis, MO..................   Sept. 1971     WS            Huntington Beach, CA............   Nov. 1969     WS
Portland, OR...................    Nov. 1971     WS            San Diego, CA...................    May 1970     WS
St. Paul, MN...................    Dec. 1971     WS            Sacramento, CA..................  Sept. 1970     WS
Southington, CT................    Aug. 1975     WS            Ft. Lauderdale, FL..............   Oct. 1970     WS
Independence, MO...............    Feb. 1976     ST            Seattle, WA.....................   Nov. 1970     WS
Paramus, NJ....................    Aug. 1977     WS            Cincinnati, OH..................   Aug. 1971     WS
Garden City, NY(2).............    Aug. 1977     WS            San Leandro, CA.................   Aug. 1971     WS
S. Miami, FL...................    Dec. 1977     ST            So. San Francisco, CA...........   Aug. 1971     WS
W. Palm Beach, FL..............    Nov. 1979     ST            Cherry Hill, NJ.................  Sept. 1971     WS
Lynnwood, WA...................    June 1980     WS            Willowbrook, NJ.................   Dec. 1971     WS
La Puente, CA(2)...............    Jan. 1981     ST            Minneapolis, MN.................   Dec. 1971     WS
Woodbridge, NJ(2)..............    Jan. 1981     WS            San Antonio, TX.................   Jan. 1972     WS
Ft. Myers, FL..................    Oct. 1981     WS            Suitland, MD....................   Jan. 1972     WS
Modesto, CA....................    Nov. 1981     WS            Rockville, MD...................   Jan. 1972     WS
Mesquite, TX...................    Dec. 1982     WS            Miami, FL.......................  April 1972     WS
Plantation, FL.................    Aug. 1983     WS            Fairfax, VA.....................    May 1972     WS
Colo. Springs, CO..............    Nov. 1983     ST            San Dimas, CA...................    May 1972     WS
Arlington, TX..................    Jan. 1984     WS            Salt Lake City, UT..............   June 1972     WS
San Marcos, CA.................    Feb. 1984     ST            Northridge, CA..................   June 1972     WS
Ft. Lauderdale, FL(2)..........    Oct. 1984     ST            Indianapolis, IN................   Aug. 1972     WS
Portland, OR...................    July 1986     ST            Fresno, CA......................   Aug. 1972     WS
Schaumburg, IL.................    June 1994     WS            Redondo Beach, CA...............   Aug. 1972     WS
Downers Grove, IL..............    June 1994     WS            Atlanta, GA.....................   Aug. 1972     WS
North Avenue, IL(3)............    June 1994     ST            King of Prussia, PA.............   Aug. 1972     ST
Orland Park, IL ...............    June 1994     WS            Fort Worth, TX..................   Oct. 1972     WS
                                                               Kansas City, KS.................   Nov. 1972     WS
                                                               El Paso, TX.....................   Feb. 1973     WS

----------------------
(1)      The column refers to warehouse-showrooms ("WS") or satellite stores ("ST").
(2)      Stores located on land occupied by Levitz pursuant to long-term ground leases.
(3)      Under agreement of sale.

                                       8



                   LEASED PREMISES                                                LEASED PREMISES
-----------------------------------------------------          -----------------------------------------------------
                                  MONTH AND     STORE                                            MONTH AND     STORE
     LOCATION                     YEAR OPENED TYPE(1)               LOCATION                     YEAR OPENED TYPE(1)
-----------------------------------------------------          -----------------------------------------------------

Houston, TX....................    Feb. 1973     WS            Pinole, CA......................   Dec. 1987     ST
Mesa, AZ.......................    Mar. 1973     WS            Tacoma, WA......................   Jan. 1988     ST
Farmingdale, NY................   April 1973     WS            Alhambra, CA....................   Aug. 1988     ST
Langhorne, PA..................     May 1973     WS            Reno, NV........................   Oct. 1988     ST
New Orleans, LA................   Sept. 1973     WS            Potomac, VA.....................   July 1989     ST
Baltimore (Glen Burnie), MD....    July 1974     WS            Smithtown, NY...................   Aug. 1989     ST
Winter Park, FL................    June 1977     WS            Mall Corners, GA................  Sept. 1989     ST
Dedham, MA.....................    Aug. 1977     WS            Morrow, GA......................  Sept. 1989     ST
Danvers, MA....................    Aug. 1977     WS            Akers Mill, GA..................  Sept. 1989     ST
Westboro, MA...................    Aug. 1977     WS            Brooklyn Park, MN...............   Nov. 1989     ST
Enfield, CT....................    Aug. 1977     WS            Corona, CA......................   Nov. 1989     ST
Clearwater, FL.................   Sept. 1977     ST            Nashua, NH......................   Nov. 1990     ST
Concord, CA....................    Dec. 1978     WS            Fullerton, MD (2)...............   Jan. 1991     ST
Jacksonville, FL...............    June 1979     WS            Marietta, GA....................   Feb. 1991     ST
Austin, TX.....................    Oct. 1979     WS            Las Vegas, NV...................   Aug. 1991     WS
Denver, CO.....................    Oct. 1979     ST            New Port Richey, FL.............   Oct. 1992     ST
Anaheim, CA....................    Nov. 1981     ST            Glendale, AZ....................   Nov. 1992     ST
Laguna Hills, CA...............   April 1983     ST            Victorville, CA.................   Dec. 1992     ST
Baltimore, MD..................    Nov. 1983     ST            Cincinnati, OH..................   Nov. 1993     ST
Pleasanton, CA.................    Jan. 1984     ST            North Houston, TX...............   Nov. 1993     ST
San Carlos, CA.................   April 1984     ST            Rohnert Park, CA................   Mar. 1994     ST
San Antonio, TX................    Nov. 1984     ST            N. Richland Hills, TX...........  April 1994     ST
Stockton, CA...................    June 1985     ST            Arroyo Grande, CA...............  April 1994     ST
Cerritos, CA...................    June 1985     ST            Cathedral City, CA..............  April 1994     ST
Boca Raton, FL.................    Nov. 1985     ST            Tempe, AZ.......................   June 1994     ST
Phoenix, AZ....................    Nov. 1985     ST            Ford City, IL...................   June 1994     ST
Milford, CT....................   April 1986     ST            Indianapolis, IN................   Aug. 1994     ST
Orlando, FL....................     May 1986     ST            Fremont, CA.....................   Aug. 1994     ST
Kansas City, MO................    Oct. 1986     ST            Middle Village, NY..............   Oct. 1994     WS
Reading, PA ...................    Jan. 1987     ST            Plano, TX.......................   Oct. 1994     WS
Bakersfield, CA ...............    Mar. 1987     ST            Morton Grove, IL................   Mar. 1995     ST
Chula Vista, CA ...............    Mar. 1987     ST            Manchester, MO..................   Oct. 1995     ST
Jacksonville, FL...............     May 1987     ST

---------------------
(1)      The column refers to warehouse-showrooms ("WS") or satellite stores ("ST").
(2)      Stores located on land occupied by Levitz pursuant to long-term ground lease.

ITEM 3.  LEGAL PROCEEDINGS

In the ordinary course of business, Levitz is party to various legal actions which it believes are routine in nature and incidental to the operation of its business. In the opinion of management, the outcome of the proceedings to which Levitz is currently party will not have a material adverse effect upon its operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

LFI's Common Stock is traded on the New York Stock Exchange. As of June 13, 1997, there were 648 holders of record of Voting Common Stock and 7 holders of record of Non-Voting Common Stock. During Fiscal 1997 and 1996, LFI did not declare any cash dividends on any class of its Common Stock. LFI's ability to make cash dividends is restricted by the terms of Levitz's financing agreements. See Item 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources" and Note 5 to the Notes to Consolidated Financial Statements.

LFI has not paid dividends on any class of its Common Stock since 1987 and does not intend to pay dividends in the foreseeable future. As a holding company, LFI's ability to pay dividends is dependent on the receipt of dividends or other payments from Levitz. The payment of dividends by Levitz to LFI is subject to certain restrictions under the Senior Secured Facilities, the indentures relating to debt securities issued by LFI and Levitz and Florida law. Florida law generally requires that, after giving effect to a dividend, Levitz must be able to pay its debts as they become due in the usual course of business and the fair value of Levitz's total assets must be greater than the sum of its total liabilities plus certain preferential rights. Any determination to pay cash dividends in the future will be at the discretion of the LFI's Board of Directors and will be dependent upon LFI's results of operations, financial condition, contractual restrictions and other factors deemed relevant at that time by the Board of Directors.

The range of high and low sales prices for LFI's Common Stock as reported in the New York Stock Exchange Composite Index for each quarterly period within the two most recent fiscal years is as follows:

           QUARTER ENDED                             HIGH           LOW
           -------------                             ----           ---

           June 30, 1995......................       9-1/4         5-3/4

           September 30, 1995.................         8           5-5/8

           December 31, 1995..................       6-3/8         2-1/2

           March 31, 1996.....................         5           3-1/4

           June 30, 1996......................       5-1/8         3-3/4

           September 30, 1996.................       5-1/8         3-3/4

           December 31, 1996..................       4-1/8         2-1/4

           March 31, 1997.....................       3-1/2         2-5/8

         On June 30, 1997, LFI's Common Stock closed at $1.50 per share.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data has been derived from, and should be read in conjunction with, the Consolidated Financial Statements of LFI and the Notes thereto included elsewhere in this document. The only material asset of LFI is the common stock of Levitz, and it conducts no business other than holding the common stock of Levitz. See Item 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Item 8 - "Consolidated Financial Statements."

                                                                         YEARS ENDED MARCH 31,
                                                  -------------------------------------------------------------------
                                                                  (Dollars in thousands, except share data)

                                                      1997       1996            1995(8)        1994(10)       1993
                                                  ----------   ---------       -----------      ---------   ---------
Income Statement Data:
  Net sales                                       $  966,855   $ 986,622       $ 1,047,226      $ 983,597   $ 922,442
  Gross profit                                       433,300     451,669           491,366        463,443     433,092
  Selling, general and administrative
    expenses                                         381,995     397,041 (4)       408,746        363,588     342,307
  Charge for store closings                            8,295 (1)       -                 -              -           -
  Restructuring expense                                    -       9,000 (5)             -              -           -
  Termination of incentive bonus plans                     -           -                 -              -      13,480
  Depreciation and amortization                        26,993     29,272            28,484         26,877      25,112
  Operating income                                     16,017     16,356            54,136         72,978      52,193
  Interest expense, net                                55,522     53,035            47,797         48,553      53,855
  Income (loss) before extraordinary
    items, cumulative effect of change in
    accounting principle and preferred
    dividends                                         (39,505)   (23,753)            3,952         17,397      (3,701)
  Extraordinary items, net of tax benefit              (2,002)(2)      -            (1,566)(9)    (29,505)(11) (1,707)(15)
  Cumulative effect of change in accounting
    principle, net of tax expenses                          -          -                 -          2,744 (12)      -
  Preferred dividends                                       -          -                 -          4,983      14,019
  Net income (loss) available to common
    stockholders                                      (27,586)   (23,753)            2,386        (14,347)(13)(19,427)
  Net income (loss) per common share                    (0.93)     (0.80)             0.08          (0.56)(13)  (1.39)
  Weighted average number of shares
    outstanding                                        29,875     29,665            29,621         25,683      14,000


                                                                             AS OF MARCH 31,
                                                  -------------------------------------------------------------------
                                                      1997       1996             1995(8)       1994(10)(14)  1993
                                                  ----------   ---------       -----------      ---------   ---------
Balance Sheet Data:
  Property and equipment, net                         333,703    360,453           394,911        342,514     287,699
  Total assets                                        934,368(3) 606,887           651,174        575,920     482,465
  Noncurrent portion of capital lease
    obligations                                        74,466     82,922            87,767         89,938      94,599
  Noncurrent portion of long-term debt                282,084    293,433 (6)       348,908        286,591     333,663
  Stockholders' deficit                               (94,072)   (67,652)(7)       (44,277)       (46,663)   (122,116)


(1) On October 31, 1996, five satellite stores were closed resulting in a pre-tax charge for store closings of $8.3 million. The charge includes the reduction of the carrying value of the store assets to their estimated fair value net of selling expenses as well as reserves for future rental payments under operating lease agreements. Included in the store closing charge is a $2.4 million charge from the adoption of SFAS No. 121 effective April 1, 1996 for one of the closed stores. The charge increased net loss by $5.4 million or $0.18 per share.

(2) As a result of the July 1996 refinancing, in June 1996, LFI incurred a before-tax extraordinary loss of $3.1 million on the write-off of deferred financing fees related to the termination of Levitz's previous bank credit agreement. The after-tax loss was $2.0 million or $0.07 per share.

(3) Effective January 1, 1997 Levitz was required to account for the purchase of Levitz's customer credit obligations by General Electric Capital Corporation (GECC) under an Account Purchase and Credit Card Agreement (the "GECC Agreement") in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 125 (SFAS No. 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 requires the transferred assets to be "beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership." Due to this requirement and given the existing agreement with GECC which met the sale criteria of SFAS No. 125, Levitz was now required to account for these transactions as a secured borrowing with a pledge of collateral rather than as a sale for financial reporting purposes. Consequently, Levitz recorded $327.0 million as a Receivable Under Account Purchase Agreement and as an Obligation Under Account Purchase Agreement in its March 31, 1997 financial statements.

(4) In March 1996, Levitz amended its non-contributory, defined benefit pension plan to provide that no benefits would accrue under the plan after March 31, 1996. The amendment resulted in a curtailment gain of $8.3 million. No plan assets were withdrawn from the pension plan as a result of this gain. The curtailment gain decreased net loss $5.4 million or $0.18 per share.

(5) LFI recorded in Fiscal 1996 restructuring charges totalling $9.0 million. The restructuring plans included the elimination of six regional/division offices and certain support positions. A total of 142 employees including five senior executives were terminated. The charges include $7.8 million of severance pay and related employee benefit costs and $1.2 million of idle facility and other costs. The restructuring plans increased net loss by $5.8 million or $0.20 per share.

(6) In March 1996, LFI and Levitz consummated an exchange offer in which Levitz issued $91.6 million principal amount of 13.375% Senior Notes due October 15, 1998 and LFI issued warrants to purchase 283,972 shares of LFI Common Stock in exchange for $91.6 million principal amount of 12.375% Senior Notes due April 15, 1997 (the Exchange Offer). The Exchange Offer redeemed 93.8% of the 12.375% Senior Notes leaving an aggregate principal amount of $6.0 million outstanding. Capital in excess of par has been increased and the principal amount of the 13.375% Senior Notes have been decreased by the fair value of the warrants of $0.7 million. The issuance costs of $1.3 million have been charged to interest expense.

         On July 1, 1996, Levitz entered into new senior secured credit facilities providing for up to $190.0 million of availability. The proceeds of the senior secured facilities were used to refinance indebtedness incurred under the Credit Agreement, to provide liquidity for working capital needs and for other general corporate purposes. See
         Note 5 to consolidated financial statements.

(7) During Fiscal 1996, LFI contracted to issue 700,000 shares of restricted stock to certain key employees. These shares were issued in Fiscal 1997. The total market value at the effective date of grant was recorded as deferred compensation, a separate component of stockholders' deficit. The deferred compensation is being charged to selling, general and administrative expenses over the three year vesting period.

(8)      On June 28, 1994, Levitz acquired all of the outstanding stock of John
         M. Smyth Company (JMS), a specialty furniture retailer operating six stores in the Chicago, Illinois area. The acquisition was accounted for as a purchase. The fair value of assets acquired, including goodwill, was $77.3 million, with liabilities assumed of $27.4 million.

(9) During the fiscal year ended March 31, 1995, Levitz incurred a before-tax extraordinary loss of $2.5 million due to the write-off of deferred financing fees. The after-tax loss was $1.6 million or $0.05 per share.

(10) On July 2, 1993, LFI, in an initial public offering, sold 13,700,000 shares of common stock for $191.8 million (the Offering) and exchanged 250,061 shares of its preferred stock (at a redemption price of $101.50) for 1,920,628 shares of common stock at the offering price of $14.00 a share less the underwriting discount (the Exchange). At the same time Levitz issued $100.0 million principal amount of 9.625% Senior Subordinated Notes due July 15, 2003 and amended its Bank Credit Agreement. On July 13, 1993, LFI purchased 94.2% of the Deferred Debentures with an accreted book value of $63.4 million for $93.0 million and on August 11, 1993 LFI redeemed all of the remaining (after the Exchange) 908,976 outstanding shares of preferred stock at a redemption price of $101.50 plus accrued dividends and Levitz purchased all of the outstanding $93.0 million of 12.875% Subordinated Notes (the Recapitalization).

(11) As a result of the Recapitalization, LFI incurred a before-tax extraordinary loss of $37.7 million on the early retirement of debt; which includes premiums and expenses paid and the write-off of deferred financing fees. The after-tax loss was $27.8 million or $1.08 per share.

         During the fiscal year ended March 31, 1994, Levitz incurred a before-tax extraordinary loss of $2.7 million on the early retirement of $17.4 million principal amount of the 12.375% Senior Notes, which includes premiums paid and the write-off of deferred financing fees. The after-tax loss was $1.7 million or $0.07 per share.

(12) During the fiscal year ended March 31, 1994, Levitz changed its method of computing LIFO (Last-In-First-Out) inventory by using an internally generated index rather than the Bureau of Labor Statistics Department Store Inventory Price Index.

(13) During the fiscal year ended March 31, 1994, a settlement with the Internal Revenue Service (IRS) resulted in a $3.0 million reversal of previously accrued contingent tax liability which reduced the net loss available to common stockholders and reduced loss per share $0.12.

(14) The adoption by LFI of SFAS No. 109 as of April 1, 1993 increased assets by $63.7 million and increased deferred income taxes and other liabilities by $63.9 million. The adjustments in asset and liability values were due to prior purchase accounting principles, which required assets and liabilities to be recorded at their fair values net-of-tax. SFAS No. 109 required these assets and liabilities to be recorded at fair values with a corresponding increase to deferred income taxes.

(15) In Fiscal 1993, LFI incurred a before-tax extraordinary loss of $5.4 million on the early retirement of debt, which includes premiums paid and the write-off of deferred financing fees. The after-tax loss was $3.5 million or $0.25 per share. During Fiscal 1993, Levitz recognized a before-tax extraordinary gain of $3.1 million from the settlement of a claim under Levitz's casualty insurance as a result of Hurricane Andrew's destruction of the South Miami warehouse-showroom. The after-tax gain was $1.8 million or $0.13 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the "Selected Financial Data" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this document.

GENERAL

Decreased comparable store sales and significant losses in the past two fiscal years have reduced operating income and related cash flow resulting in debt compliance and liquidity concerns.

Although comparable store sales for the second two quarters of Fiscal 1997 increased 3.0% from the comparable period in Fiscal 1996, comparable store sales for the entire Fiscal 1997 declined 1.3% from Fiscal 1996. During the quarter ended June 30, 1997 comparable store sales declined 6.4% from the comparable period in Fiscal 1997.

Operating income has decreased from $54.1 million in Fiscal 1995 to $16.4 million in Fiscal 1996 and $16.0 million in Fiscal 1997. Net cash provided by operating activities has decreased from $34.0 million in Fiscal 1995 to $15.5 million in Fiscal 1996 and $1.3 million in Fiscal 1997.

LFI's ability to continue as a going concern is dependent upon its ability to attain satisfactory levels of future operating income and cash flows and to remain in compliance with the covenant requirements of the Senior Secured Facilities. See "Liquidity and Capital Resources" and Note 1 to Notes to consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth LFI's results of operations expressed as a percentage of net sales for the periods indicated:

                                                    PERCENT OF NET SALES
                                                   -----------------------
                                                    YEARS ENDED MARCH 31,
                                                   -----------------------
                                                    1997    1996    1995
                                                    -----   -----   -----

Net sales                                           100.0 % 100.0 % 100.0 %
Cost of sales                                        55.2    54.2    53.1
                                                    -----   -----   -----
Gross profit                                         44.8    45.8    46.9
Selling, general and administrative expenses         39.5    40.2    39.0
Charge for store closings                             0.8     -       -
Restructuring expense                                 -       0.9     -
Depreciation and amortization                         2.8     3.0     2.7
                                                    -----   -----   -----
Operating income                                      1.7     1.7     5.2
Interest expense, net                                 5.7     5.4     4.6
                                                    -----   -----   -----
Income (loss) before income taxes                    (4.0)   (3.7)    0.6
Income tax provision (benefit)                       (1.4)   (1.3)    0.2
                                                    -----   -----   -----
Income (loss) before extraordinary items             (2.6)   (2.4)    0.4
Extraordinary items                                  (0.2)    -      (0.2)
                                                    -----   -----   -----
Net income (loss)                                    (2.8)   (2.4)    0.2
                                                    =====   =====   =====
Comparable store sales decrease (1)                  (1.3)%  (9.6)%  (2.3)%
                                                    =====   =====   =====

---------------
 (1) Comparable store sales are calculated by excluding the net sales of a store for any month of one period if the store was not open during the same month of the prior period. A store opened at any time during a month is deemed to have been opened on the first day of that month.

COMPARISON OF OPERATIONS FOR FISCAL 1997 TO FISCAL 1996

Net sales for Fiscal 1997 decreased to $966.9 million or 2.0% from $986.6 million for Fiscal 1996. Although comparable store sales for the last two quarters of Fiscal 1997 increased 3.0% from the comparable period in Fiscal 1996, comparable store sales for the entire Fiscal 1997 declined 1.3% from Fiscal 1996. Levitz has attempted to address the decrease in comparable store sales declines by among other things: (i) hiring a new President-Store Operations; (ii) renovating 19 showrooms in Fiscal 1997 with plans to renovate approximately 6 showrooms in Fiscal 1998; (iii) hiring a new advertising agency for electronic media; and (iv) hiring a new President-Merchandising/Marketing in July 1997.

Gross profit for Fiscal 1997 was $433.3 million, or 44.8% of net sales, as compared to $451.7 million, or 45.8% of net sales, for Fiscal 1996. The decrease in gross profit as a percentage of net sales is attributable to a change in merchandise pricing policy to coincide with the advertising program. During the fourth quarter of Fiscal 1997 gross profit as a percentage of net sales increased to 45.3%. Management believes that the gross profit performance in the fourth quarter of Fiscal 1997 can be achieved in future periods.

Selling, general and administrative (SG&A) expenses decreased by $15.0 million or 3.8% to $382.0 million in Fiscal 1997 from $397.0 million in Fiscal 1996. The dollar decrease in SG&A expenses is attributable to the reduction in compensation expense and related payroll taxes and employee benefits of $21.3 million in Fiscal 1997 as compared to Fiscal 1996 which included a curtailment gain of $8.3 million when Levitz amended its defined benefit pension plan which curtailed future benefit accruals.

Depreciation and amortization expenses decreased to $27.0 million in Fiscal 1997 from $29.3 million in Fiscal 1996. The decrease is primarily attributable to the expiration of capital leases on equipment which reduced amortization expense by $1.0 million and reduced depreciation expense of $1.3 million.

In Fiscal 1997, Levitz closed five satellite stores which resulted in a pre-tax charge for store closings of $8.3 million. The charge includes the reduction of the carrying value of the store assets to their estimated fair value net of selling expenses as well as reserves for future rental payments under operating lease agreements. Included in the store closing charge for one of the closed stores is a $2.4 million charge from the adoption of SFAS No. 121 effective April 1, 1996.

In Fiscal 1996, Management implemented two restructuring plans to consolidate regional offices and to eliminate certain support positions. The plans resulted in a restructuring charge of $9.0 million. The charges include $7.8 million of severance pay and related employee benefits and $1.2 million of lease commitments on closed regional office facilities.

Operating income for Fiscal 1997 was $16.0 million, or 1.7% of net sales, as compared to operating income of $16.4 million, or 1.7% of net sales, for Fiscal 1996.

Interest expense for Fiscal 1997 increased to $55.5 million or 5.7% of net sales from $53.0 million or 5.4% of net sales for Fiscal 1996. Interest expense increased due to the Exchange Offer, and to increased borrowings under the Senior Secured Facilities as compared to the previous Credit Agreement.

Loss before income taxes for Fiscal 1997 amounted to $39.5 million, or 4.0% of net sales, as compared to a loss of $36.7 million, or 3.7% of net sales, for Fiscal 1996.

Income tax benefit was $13.9 million or 1.4% of net sales for Fiscal 1997 as compared to income tax benefit of $12.9 million or 1.3% of net sales for Fiscal 1996.

Loss before extraordinary items for Fiscal 1997 amounted to $25.6 million or 2.6% of net sales as compared to a loss of $23.8 million or 2.4% of net sales for Fiscal 1996.

During Fiscal 1997, LFI incurred an after-tax extraordinary loss of $2.0 million due to the write-off of deferred financing fees related to the previous bank credit agreement.

As a result of the aforementioned factors, net loss was $27.6 million or 2.8% of net sales for Fiscal 1997 as compared to $23.8 million or 2.4% of net sales for Fiscal 1996.

COMPARISON OF OPERATIONS FOR FISCAL 1996 TO FISCAL 1995

Net sales for Fiscal 1996 decreased to $986.6 million or 5.8% from $1,047.2 million for Fiscal 1995. Comparable store sales decreased 9.6%. Decreased net sales and comparable store sales have reduced operating performance significantly during Fiscal 1996. LFI has attempted to address this decrease in net sales by, among other things: (i) hiring a new Chief Executive Officer, President-Merchandise/Marketing and appointing a new President and Chief Operating Officer; (ii) changing and outsourcing advertising to create a new image; (iii) creating a new pricing policy to promote the best value for customers and (iv) adding new merchandise to the assortment to broaden the customer base.

Gross profit for Fiscal 1996 was $451.7 million, or 45.8% of net sales, as compared to $491.4 million, or 46.9% of net sales, for Fiscal 1995. The decrease in gross profit as a percentage of net sales is attributable to a change in merchandise pricing policy. In September 1995, Management changed to "a value pricing system" to coincide with a new advertising program. In January 1996, Management again changed the pricing policy which is expected to increase margins in the near future. However, future increases are not expected to reach the margin levels of prior periods.

Selling, general and administrative (SG&A) expenses decreased by $11.7 million or 2.9% from $408.7 million in Fiscal 1995 to $397.0 million in Fiscal 1996. The dollar decrease in SG&A expenses is attributable to the reduction in number of employees of 1,743 or 25.8% to 5,014 as of March 31, 1996 from 6,757 as of March 31, 1995. Also, effective March 31, 1996, Levitz amended its defined benefit pension plan which curtailed future benefit accruals. The amendment resulted in a curtailment gain of $8.3 million net of the affect on the Supplemental Executive Retirement Plan (SERP). The gain is recorded as a reduction of SG&A expenses. The percentage increase in SG&A expenses to 40.2% of net sales from 39.0% of net sales is due to the decline in net sales.

Depreciation and amortization expenses increased to $29.3 million in Fiscal 1996 from $28.5 million in Fiscal 1995.

In July and November 1995, Management implemented two restructuring plans to consolidate regional offices and to eliminate certain support positions. The plans resulted in a restructuring charge of $9.0 million. The charges include $7.8 million of severance pay and related employee benefits and $1.2 million of lease commitments on closed regional office facilities.

Operating income for Fiscal 1996 was $16.4 million, or 1.7% of net sales, as compared to operating income of $54.1 million, or 5.2% of net sales, for Fiscal 1995.

Interest expense for Fiscal 1996 increased to $53.0 million or 5.4% of net sales from $47.8 million or 4.6% of net sales for Fiscal 1995. Interest expense for Fiscal 1996 includes $1.3 million of issuance costs as a result of the Exchange Offer and increased interest rates under the bank credit agreement.

Income (loss) before income taxes for Fiscal 1996 amounted to a loss of $36.7 million, or 3.7% of net sales, as compared to income of $6.3 million, or 0.6% of net sales, for Fiscal 1995.

Income tax benefit was $12.9 million or 1.3% of net sales for Fiscal 1996 as compared to income tax expense of $2.4 million or 0.2% of net sales for Fiscal 1995.

Loss before extraordinary items for Fiscal 1996 amounted to $23.8 million or 2.4% of net sales as compared to income of $4.0 million or 0.4% of net sales for Fiscal 1995.

During Fiscal 1995, LFI incurred an extraordinary loss after-tax of $1.6 million due to the write-off of deferred financing fees related to the previous bank credit agreement.

As a result of the aforementioned factors, net loss was $23.8 million or 2.4% of net sales for Fiscal 1996 as compared to income of $2.4 million or 0.2% of net sales for Fiscal 1995.

SEASONALITY AND INFLATION

Management does not believe that seasonal variation has a significant impact on its business. LFI has generally been able to pass along any price increases relating to inflation. Accordingly, the effect of inflation, if any, on LFI's results of operations has been minor.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

LFI's only material asset is the common stock of Levitz and, therefore, its ability to pay cash dividends, interest and principal, is dependent upon dividends and other payments from Levitz. LFI's ability to obtain cash from Levitz is restricted by the Senior Secured Facilities (as defined below), the indentures relating to Levitz's outstanding indebtedness and Florida law. LFI's only outstanding obligations are $8.4 million principal amount ($8.1 million, accreted value as of March 31, 1997) of Senior Deferred Coupon Debentures due June 15, 2002 which do not require any interest payments until December 1997.

Levitz's primary sources of liquidity are cash flow from operations (including the proceeds from the transfer of customer credit obligations to GECC) and borrowings under the Senior Secured Facilities. During Fiscal 1997, Levitz generated approximately $1.3 million of net cash flow from operations as compared to $15.5 million and $34.0 million in 1996 and 1995, respectively. Such amounts primarily represent net income (loss) plus depreciation and amortization expenses of approximately $31.1 million, $32.5 million and $31.4 million for Fiscal 1997, 1996 and 1995, respectively.

Working capital changes impact cash flow from operations. Such changes, excluding income taxes, resulted in a decrease in funds available of approximately $0.8 million for Fiscal 1997 as compared to an increase in funds available of approximately $22.3 million for Fiscal 1996 and a decrease of $9.0 million for Fiscal 1995. The Fiscal 1997 decrease was primarily due to the increase in inventory of $28.6 million due to the change in merchandise assortment, offset by the increase in trade accounts payable of $17.1 million and accrued expenses and other liabilities of $13.6 million.

Net cash provided by financing activities amounted to $2.2 million in Fiscal 1997 and includes increased borrowings under the Senior Secured Facilities of $22.7 million less principal payments under long-term obligations of $11.1 million and payment of deferred financing fees for the Senior Secured Facilities of $10.9 million. Net cash used in financing activities of $19.0 million for Fiscal 1996 includes net repayments under Levitz's previous credit agreement of $10.5 million and $9.1 million of principal payments on long-term debt and capital lease obligations.

Cash provided by investing activities for Fiscal 1996 includes $22.2 million of proceeds from a sale-leaseback transaction in May 1995 from four existing facilities. Cash used in investing activities for Fiscal 1995 includes $46.8 million for the acquisition of JMS, net of cash acquired. The acquisition as noted above was financed by borrowings under Levitz's previous credit agreement.

Levitz's capital expenditures (other than for capitalized leases) totalled approximately $11.0 million, $12.6 million and $33.4 million during Fiscal 1997, 1996 and 1995, respectively. Capital expenditures during Fiscal 1997 were for existing store improvements and equipment. Management estimates that approximately $6.0 million to $10.0 million is required annually to adequately maintain and/or improve its existing warehouse-showrooms and satellite stores. Levitz does not expect to open any new stores in Fiscal 1998.

Long-Term Debt

In March 1996, LFI and Levitz consummated an exchange offer pursuant to which Levitz issued $91.6 million principal amount of 13.375% Senior Notes due October 15, 1998 and LFI issued warrants to purchase 283,972 shares of LFI Common Stock at an exercise price equal to $3.89 per share in exchange for $91.6 million principal amount of 12.375% Senior Notes due April 15, 1997. The untendered Subordinated Notes, in the aggregate principal amount of $6.0 million, were paid in full in April 1997.

On July 1, 1996, Levitz and certain of its wholly owned subsidiaries entered into new senior secured credit facilities providing for up to $190.0 million of availability (collectively, the "Senior Secured Facilities"). The Senior Secured Facilities are comprised of $115.0 million of revolving notes, $35.0 million of term notes and $40.0 million of other notes. The proceeds of the Senior Secured Facilities were used to repay all indebtedness under Levitz's previous credit agreement, to provide liquidity for working capital needs and for other general corporate purposes. The Senior Secured Facilities expire on July 1, 2001. The Senior Secured Facilities require LFI to achieve an interest coverage ratio quarterly. It also contains limitations on capital expenditures, additional indebtedness, incurrence of liens, sale of assets, payment of dividends, investments and other restrictions.

Loans made under the Senior Secured Facilities bear interest, at Levitz's option, at a rate equal to either Bankers Trust Company's ("BTC's") prime lending rate plus 1.5% or BTC's LIBOR rate plus 3.25%. The term notes bear interest at a rate of 15.5%, payable in cash or, at Levitz's option, at any time prior to July 1, 1999, by the issuance of up to $10.0 million of additional term notes, having a principal amount equal to the amount of interest accrued and maturing on July 1, 2001. To the extent additional term notes are issued for interest the amount available under the revolving notes will be permanently decreased. On June 30, 1997, Levitz exercised its option under the term notes to pay interest due at that date of $1.4 million by issuing additional term notes.

As of March 31, 1997, LFI (excluding its Obligation Under Account Purchase Agreement) had an aggregate of $368.5 million of total debt outstanding and $77.9 million of capitalized lease obligations. Principal payments on long-term debt obligations, are $11.2 million, $92.4 million, $1.3 million, $1.2 million and $151.0 million in Fiscal 1998, 1999, 2000, 2001 and 2002, respectively.

The GECC Agreement provides for the purchase of Levitz's customer credit obligations by GECC up to a maximum of $900.0 million, of which GECC had purchased $758.5 million at March 31, 1997. Levitz and GECC are in the process of renegotiating this agreement for the purpose of extending the termination date, changing the fee arrangement and to meet the requirements for sale accounting under SFAS No. 125. The GECC Agreement as amended on July 8, 1997 currently expires in October, 1999. Upon the expiration date Levitz will be required to repurchase all of the outstanding credit obligations purchased by GECC after December 31, 1996 at a price equal to their outstanding balance less a loss reserve. See Note 7 to Notes to consolidated financial statements for discussion of the accounting for the GECC Agreement in accordance with SFAS No.
125. Levitz is exposed to market risk under the terms of the GECC Agreement, and pays a fee or receives cash payments, based upon the relationship among the interest earned on the portfolio, the amount of the servicing fee, the prime rate, promotional advertising fees and to a limited extent, credit losses. As a result of the timing of payments under its promotional advertising program, LFI anticipates a reduction in cash flow resulting from the GECC Agreement during Fiscal 1998 in the amount of approximately $23.0 million. A one-percent change in the prime rate (when prime is greater than 7%) would increase or decrease the income from GECC by approximately $6.0 to $7.5 million per year.

Going Concern

On December 6, 1996, June 13, 1997 and June 30, 1997, Levitz obtained amendments under the Senior Secured Facilities to lower the interest coverage ratio requirements thereunder through July 1, 2001 allowing Levitz to remain in compliance with the Senior Secured Facilities covenants. The June 30, 1997 amendment, among other things, further decreased the interest coverage ratio for the quarter ended June 30, 1997. Levitz is currently negotiating an additional amendment to the Senior Secured Facilities to obtain approximately $9.0 million of advanced funding by assigning the proceeds of the sale agreement on its North Avenue, Chicago, Illinois property to the bank, which is anticipated to close in the third quarter of Fiscal 1998. Management has a reasonable basis to believe LFI will be in compliance with the Senior Secured Facilities covenants as amended in Fiscal 1998, which assumes achieving improved comparable store sales. Management has also been seeking equity investments, the sale of assets, reorganizing its marketing function, refining its operating structure and negotiating a new agreement with GECC so that LFI can meet its obligations and sustain operations. There can be no assurance, however, that Management's efforts will ultimately be successful or achieve compliance with the covenants.

LFI has incurred $51.3 million of losses during the past two fiscal years, while cash provided by operating activities has decreased from $34.0 million during the fiscal year ended March 31, 1995 to $1.3 million during the fiscal year ended March 31, 1997. In addition, availability under the Senior Secured Facilities was $4.0 million at June 30, 1997. LFI experienced a comparable store sale decline of 6.4% in the quarter that ended June 30, 1997 and expects to report a loss for that quarter. These factors, in the short-term, may seriously jeopardize LFI's ability to continue as a going concern.

LFI's ability to continue as a going concern is dependent upon Levitz's ability to generate sufficient cash flows to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain equity investments, additional financing or increased availability, as may be required and ultimately to achieve increased sales and operating profit. No assurances can be given that LFI will be able to meet these objectives in the short-term.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----

Report of Independent Public Accountants..............................    22

Consolidated Balance Sheets...........................................    23

Consolidated Statements of Operations.................................    24

Consolidated Statements of Stockholders' Deficit......................    25

Consolidated Statements of Cash Flows.................................    26

Notes to Consolidated Financial Statements............................    27

Consolidated Financial Statement Schedule (Item 14(a))................    65

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Levitz Furniture Incorporated:

         We have audited the accompanying consolidated balance sheets of Levitz Furniture Incorporated (a Delaware corporation) and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended March 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Levitz Furniture Incorporated and subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and has a net capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

         Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to the consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole, considering the matter discussed in the preceding paragraph.




                                                 ARTHUR ANDERSEN LLP




Philadelphia, Pa.
July 11, 1997

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)
                                                                  MARCH 31,
                                                            -------------------
                                                               1997       1996
                                                            ---------  --------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                 $   9,267  $ 12,755
  Receivables                                                  37,358    34,025
  Inventories                                                 169,488   140,918
  Deposits and prepaid expenses                                 3,514     3,820
  Income taxes receivable                                       2,299     6,528
  Deferred income taxes                                           933         -
                                                            ---------  --------
    Total current assets                                      222,859   198,046
                                                            ---------  --------
PROPERTY AND EQUIPMENT:
  Land                                                         47,731    47,731
  Buildings and building improvements                         142,949   144,056
  Leasehold improvements                                       74,469    73,158
  Store, warehouse and transportation equipment                83,043    84,089
                                                            ---------  --------
                                                              348,192   349,034
  Less-Accumulated depreciation and amortization              133,566   123,525
                                                            ---------  --------
                                                              214,626   225,509
  Property under capital leases, net of
    accumulated amortization of $98,993
    in 1997 and $96,104 in 1996                               119,077   134,944
                                                            ---------  --------
                                                              333,703   360,453
                                                            ---------  --------
OTHER ASSETS:
  Receivable under account purchase agreement (See Note 7)    327,000         -
  Intangible leasehold interests                               15,613    17,053
  Deferred financing fees                                      12,069     6,935
  Goodwill                                                     18,177    18,693
  Other                                                         4,947     5,707
                                                            ---------  --------
                                                              377,806    48,388
                                                            ---------  --------
                                                            $ 934,368  $606,887
                                                            =========  ========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Cash overdrafts                                           $  19,524  $ 17,912
  Current portion of long-term debt                            11,193     2,441
  Current portion of obligations under capital leases           3,398     4,845
  Accounts payable, trade                                      73,044    55,933
  Accrued expenses and other liabilities                       88,897    79,640
  Deferred income taxes                                          -        4,628
  Revolver borrowings (See Note 5)                             75,220    52,516
                                                            ---------  --------
    Total current liabilities                                 271,276   217,915
                                                            ---------  --------
LONG-TERM DEBT, net of current portion                        282,084   293,433
                                                            ---------  --------
OBLIGATIONS UNDER CAPITAL LEASES, net of current portion       74,466    82,922
                                                            ---------  --------
OBLIGATION UNDER ACCOUNT PURCHASE AGREEMENT (See Note 7)      327,000         -
                                                            ---------  --------
OTHER NONCURRENT LIABILITIES                                   24,424    24,423
                                                            ---------  --------
DEFERRED INCOME TAXES                                          49,190    55,846
                                                            ---------  --------
COMMITMENTS AND CONTINGENCIES (See Note 13)
STOCKHOLDERS' DEFICIT:
  Common stock, $0.01 par; authorized 63,700,000
    shares; 30,320,628 shares issued and 30,260,171
    outstanding in 1997 and 30,320,628 shares issued
    and outstanding in 1996                                       303       303
  Preferred stock, $1 par; authorized 2,500,000
    shares; issued and outstanding -0- shares in
    1997 and 1996                                                   -         -
  Capital in excess of par                                    213,560   212,960
  Retained earnings (deficit)                                (305,951)  273,833
  Deferred compensation                                        (1,169)   (1,896)
  Minimum pension liability                                      (637)     (654)
  Treasury stock, at cost, 60,457 shares in 1997                 (178)        -
                                                            ---------  --------
    Total stockholders' deficit                               (94,072)  (67,652)
                                                            ---------  --------
                                                            $ 934,368  $ 606,887
                                                            =========  =========
The accompanying notes are an integral part of these financial statements.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)

                                                                    YEARS ENDED MARCH 31,
                                                         --------------------------------------------
                                                              1997            1996            1995
                                                         ------------    ------------    ------------

NET SALES                                                $    966,855    $    986,622    $  1,047,226
                                                         ------------    ------------    ------------

COSTS AND EXPENSES:
  Cost of sales                                               533,555         534,953         555,860
  Selling, general and administrative expenses                381,995         397,041         408,746
  Charge for store closings                                     8,295               -               -
  Restructuring expense                                             -           9,000               -
  Depreciation and amortization                                26,993          29,272          28,484
                                                         ------------    ------------    ------------
                                                              950,838         970,266         993,090
                                                         ------------    ------------    ------------

OPERATING INCOME                                               16,017          16,356          54,136

INTEREST EXPENSE, NET                                          55,522          53,035          47,797
                                                         ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                             (39,505)        (36,679)          6,339

INCOME TAX EXPENSE (BENEFIT)                                  (13,921)        (12,926)          2,387
                                                         ------------    ------------    ------------

INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEMS                                                       (25,584)        (23,753)          3,952

EXTRAORDINARY ITEMS, NET OF TAX
  BENEFIT OF $1,090 IN 1997 AND $983 IN 1995                   (2,002)              -          (1,566)
                                                         ------------    ------------    ------------

NET INCOME (LOSS)                                         $   (27,586)   $    (23,753)   $      2,386
                                                         ============    ============    ============

INCOME (LOSS) PER COMMON SHARE:
  Income (loss) before extraordinary items                $     (0.86)   $      (0.80)   $       0.13
  Extraordinary items                                           (0.07)              -           (0.05)
                                                         ------------    ------------    ------------

NET INCOME (LOSS)                                         $     (0.93)   $      (0.80)   $       0.08
                                                         ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                       29,875,258      29,664,791      29,620,628
                                                         ============    ============    ============

The accompanying notes are an integral part of these financial statements

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                   (Dollars in thousands, except share data)

                                COMMON STOCK          CAPITAL      RETAINED                 MINIMUM
                           -----------------------   IN EXCESS     EARNINGS   DEFERRED      PENSION         TREASURY
                             SHARES       AMOUNT       OF PAR     (DEFICIT)   COMPENSATION  LIABILITY         STOCK
                           ----------   ----------   ----------   ----------  ------------  ---------       --------

BALANCE, MARCH 31, 1994    29,620,628   $      296   $  210,039   $ (256,998)   $      -      $      -      $      -

Net income                        -            -            -          2,386           -             -             -
                           ----------   ----------   ----------   ----------    ----------    --------      --------

BALANCE, MARCH 31, 1995    29,620,628          296      210,039     (254,612)          -             -             -

Net loss                          -            -            -        (23,753)          -             -             -

Restricted stock issued       700,000            7        2,174          -          (2,181)          -             -

Amortization of deferred
  compensation                    -            -            -            -             285           -             -

Warrants issued                   -            -            747          -             -             -             -

Minimum pension liability         -            -            -            -             -          (654)            -
                           ----------   ----------   ----------   ----------    ----------    --------      --------

BALANCE, MARCH 31, 1996    30,320,628          303      212,960     (278,365)       (1,896)       (654)            -

Net loss                          -            -            -        (27,586)          -             -             -

Amortization of deferred
  compensation                    -            -            -            -             727           -             -

Warrants issued                   -            -            600          -             -             -             -

Minimum pension liability         -            -            -            -             -            17             -

Treasury stock,
   60,457 shares                  -            -            -            -             -             -          (178)
                           ----------   ----------   ----------   ----------    ----------    --------      --------

BALANCE, MARCH 31, 1997    30,320,628   $      303   $  213,560   $(305,951)    $  (1,169)    $   (637)     $   (178)
                           ==========   ==========   ==========   ==========    =========     ========      ========

The accompanying notes are an integral part of these financial statements.


                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                    YEARS ENDED MARCH 31,
                                                         -----------------------------------------
                                                             1997           1996          1995
                                                         -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                      $   (27,586)   $   (23,753)   $     2,386
                                                         -----------    -----------    -----------
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation                                            15,703         16,559         15,953
      Amortization                                            11,290         12,713         12,531
      Amortization of original issue discount on
        deferred debentures                                    1,450          1,190            977
      Amortization of deferred financing fees                  2,641          2,020          1,889
      Pension (income) expense                                 1,874         (1,779)         5,629
      Benefit for deferred taxes                             (12,242)        (8,483)        (2,246)
      Other                                                      474            298            236
      Extraordinary loss related to early redemption
        of debt, before tax benefit                            3,092            -            2,549
      Change in operating assets and liabilities:
        Decrease (increase) in:
          Receivables                                         (3,327)          (307)         6,352
          Inventories                                        (28,570)        14,090         (4,301)
          Deposits and prepaid expenses                          306          3,382         (1,208)
          Income taxes receivable                              4,229         (3,656)         3,650
          Other, net                                              49            129            563
        Increase (decrease) in:
          Accounts payable, trade                             17,111         (1,680)        (5,820)
          Accrued expenses and other liabilities              13,646          6,774         (4,021)
          Other noncurrent liabilities                         1,203         (2,014)        (1,139)
                                                         -----------    -----------    -----------
             Total adjustments                                28,929         39,236         31,594
                                                         -----------    -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      1,343         15,483         33,980
                                                         -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                       (11,008)       (12,557)       (33,433)
  Proceeds from sale of property and equipment
    and other assets                                           3,959            353            165
  Proceeds from sale-leaseback transaction                       -           22,209            -
  Purchase of J.M. Smyth Company, net of cash acquired           -              -          (46,831)
                                                         -----------    -----------    -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           (7,049)        10,005        (80,099)
                                                         -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under Senior Secured Facilities/
    Credit Agreement                                       1,068,493        325,300        594,900
  Repayments under Senior Secured Facilities/
    Credit Agreement                                      (1,045,789)      (335,834)      (533,050)
  Principal payments on long-term debt                        (3,831)        (3,925)        (4,887)
  Principal payments under capital lease obligations          (7,222)        (5,184)        (4,930)
  Increase (decrease) in cash overdrafts                       1,612            609           (921)
  Payment of deferred financing fees                         (10,867)           -           (4,804)
  Acquisition of treasury stock                                 (178)           -              -
                                                         -----------    -----------    -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            2,218        (19,034)        46,308
                                                         -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (3,488)         6,454            189
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                  12,755          6,301          6,112
                                                         -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                   $     9,267    $    12,755    $     6,301
                                                         ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997

1. GENERAL:

ORGANIZATION AND DESCRIPTION OF BUSINESS

Levitz Furniture Incorporated (LFI), a Delaware Corporation, was incorporated in December 1984 for the purpose of acquiring Levitz Furniture Corporation (which together with its subsidiaries are collectively referred to as "Levitz"). Levitz is a specialty retailer of furniture with a chain of 68 warehouse-showrooms and 61 satellite stores located in major metropolitan areas in 26 states. 26% of the stores are located in the state of California.

In December, 1986, the management of Levitz, certain stockholders of LFI, and certain investors effected a recapitalization of LFI and Levitz. In order to effect this transaction, LFI's existing common stockholders received an aggregate cash payment of approximately $230.0 million in cancellation of their shares. This transaction was recorded as a distribution of earnings and equity resulting in a retained earnings (deficit).

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements during the years ended March 31, 1997 and 1996, LFI incurred net losses of $27.6 million and $23.8 million, respectively and as of March 31, 1997 LFI had a stockholders' deficit of $94.1 million. Comparable store sales in the first quarter of Fiscal 1998 have declined 6.4% from the comparable period in Fiscal 1997 and LFI expects to report a loss in the first quarter. As of June 30, 1997, Levitz had $4.0 million of availability under its existing financing agreements. These factors among others raise substantial doubt about LFI's ability to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the amount and classification of liabilities that might be necessary should LFI be unable to continue as a going concern. As described in Note 5, LFI and Levitz have had to obtain amendments and/or waivers to the Senior Secured Facilities to remain in compliance with the covenants. At June 30, 1997 LFI and Levitz obtained an amendment which modified certain covenants. LFI's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain equity investments, additional financing or increased availability, as may be required and ultimately to attain successful operations. Management is currently seeking equity investments, the sale of assets, reorganizing its marketing function, refining its operating structure and negotiating a new agreement with General Electric Capital Corporation ("GECC") so that LFI can meet its obligations and sustain operations. There can be no assurance, however, that Management's efforts will ultimately be successful.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1997

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of LFI and its wholly-owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

REVENUE RECOGNITION POLICY

Levitz recognizes revenue at the time a sales order is written and the following conditions are met: the merchandise is in stock and is available for sale; for a credit sale, the credit is unconditionally approved; and for items requested to be delivered by a customer, a firm delivery date is set, and a minimum down payment is received.

CASH, CASH EQUIVALENTS AND CASH OVERDRAFTS

All highly liquid debt instruments purchased with original maturities of three months or less are considered to be cash equivalents. Cash overdrafts include checks outstanding which do not have the right of offset with cash and cash equivalents. The carrying value approximates fair value because of the short maturity of those instruments.

INVENTORIES

Inventories of furniture and accessories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method. Inventories valued on the LIFO cost method were approximately $11.2 million and $11.0 million lower than first-in, first-out (FIFO) costs at March 31, 1997 and 1996, respectively.

PROPERTY AND EQUIPMENT, DEPRECIATION AND AMORTIZATION

Property and equipment purchased by LFI are stated at cost. Capital leases are recorded at the lower of the present value of the future minimum lease obligations or fair market value of the property. Depreciation is provided substantially by the straight-line method over the estimated useful lives of the related assets. The estimated useful lives range from 10 to 40 years for buildings, building improvements and leasehold improvements, and 2 to 20 years for store, warehouse and transportation equipment. Fully depreciated assets are written off against accumulated depreciation. Capital leases are depreciated over their initial terms which generally range from 15 to 40 years.

PREOPENING EXPENSES

Preopening expenses are amortized over a one-year period from the opening of the related facilities.

INCOME TAXES

LFI accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax asset and liabilities for the expected future tax consequences of events that have been recognized in LFI's financial statements or tax returns. In estimating future tax consequences, LFI generally considers all expected future events other than enactment of changes in the tax laws or rates.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1997

INTANGIBLE LEASEHOLD INTERESTS

Intangible leasehold interests represent the value associated with renewal terms of capital leases and original and renewal terms of operating leases acquired by LFI at rents below market value. Intangible leasehold interests are amortized by the straight-line method over the original and renewal terms of the related leases.

DEFERRED FINANCING FEES

Deferred financing fees represent costs associated with obtaining financing. The deferred financing fees are being amortized over the terms of the related debt.

GOODWILL

Goodwill is being amortized on a straight-line basis over forty years. Goodwill has been allocated to the lowest operating segment for LFI to continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, LFI uses an estimate of the related business segment's undiscounted net income and cash flow over the remaining life of the goodwill in measuring whether goodwill is recoverable.

ACCUMULATED AMORTIZATION

Accumulated amortization related to intangible leasehold interests and goodwill was $16.0 million and $14.3 million as of March 31, 1997 and 1996, respectively.

ADVERTISING EXPENSES

LFI expenses all advertising costs the first time the advertising takes place including direct-response advertising. Advertising expense for fiscal years ended March 31, 1997, 1996 and 1995 was $102.1 million, $100.5 million and $93.1 million, respectively.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See Note 1 regarding going concern assumptions.

SELF INSURANCE

LFI is generally self-insured for losses and liabilities related to worker's compensation, health and welfare claims and comprehensive general, product and vehicle liability. Losses are accrued based upon LFI's estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on LFI's experience.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1997

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". This standard is effective for financial statements issued for periods ending after December 15, 1997 and earlier application is not permitted. At that time, all prior-period earnings per share data will be restated. The implementation of SFAS No. 128 is not expected to materially affect LFI's consolidated financial statements.

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure". This standard is effective for financial statements for periods ending after December 15, 1997. At the present time, the adoption of this standard will not require any additional disclosure that is not already presented in the current financial statements.

EARNINGS PER COMMON SHARE

Primary and fully diluted earnings per common share are based on the weighted average number of common shares outstanding during each year plus the weighted average number of common stock equivalents as determined by the use of the Treasury Stock Method. Common Stock equivalents consist of stock options, restricted stock and warrants.

Primary and fully diluted earnings per common share are accounted for on the "intrinsic value based method" as prescribed by Accounting Principles Board
(APB) Opinion No. 15, "Earnings per Share", and APB Opinion No. 25, "Accounting for Stock Issued to Employees". Footnote disclosure has been made on the "fair value based method" as prescribed by the FASB in SFAS No. 123.

RECLASSIFICATIONS

Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year's presentation.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1997

3. CONSOLIDATED STATEMENTS OF CASH FLOWS:

Supplemental disclosures of cash flow information (dollars in thousands):

                                             1997        1996        1995
                                           -------     --------    ---------

         Cash paid/(received) during
           the year for:
         Interest (net of amount
           capitalized of $241 in 1995)     $49,678     $49,291     $44,000

         Income tax refunds, net             (6,985)     (1,293)        (85)

         Non-cash activities:
         Warrants issued                        600         747          -
         Capital lease obligations for
          the acquisition of real
          property and equipment                  -           -      3,050


4. STORE CLOSING AND RESTRUCTURING EXPENSE:

In the fiscal year ended March 31, 1997, Management developed a plan to close five satellite stores. The stores were closed on October 31, 1996. The plan resulted in a pre-tax charge for store closings of $8.3 million. The charge includes the reduction of the carrying value of the store assets to their estimated realizable value net of selling expenses as well as reserves for future rental payments under operating lease agreements. Included in the store closing charge is a $2.4 million charge from the adoption of SFAS No. 121 effective April 1, 1996 for one of the closed stores. The charge increased net loss by $5.4 million or $0.18 per share. As of March 31, 1997 approximately $6.7 million of the store closing charge remained and is included in accrued expenses and other liabilities and other noncurrent liabilities.

In the fiscal year ended March 31, 1996, Management implemented two restructuring plans to consolidate regional offices and to eliminate certain support positions. The plans resulted in a restructuring charge of $9.0 million. The charges include $7.8 million of severance pay and related employee benefits and $1.2 million of lease commitments on closed regional office facilities. The two restructuring charges increased the net loss by $5.8 million or $0.20 per share. As of March 31, 1997 approximately $2.2 million of the restructuring charges remained and are included in accrued expenses and other liabilities and other noncurrent liabilities.

5. LONG-TERM DEBT AND REVOLVER BORROWINGS:

July 1996 Refinancing

On July 1, 1996, Levitz and certain of its wholly owned subsidiaries entered into a new senior secured facilities agreement providing for up to $190.0 million of availability (collectively, the "Senior Secured Facilities"). The Senior Secured Facilities are comprised of $115.0 million of revolving notes, $35.0 million of term notes and $40.0 million of other notes. The proceeds of the Senior Secured Facilities

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1997

were used to repay all indebtedness under Levitz's previous credit agreement, to provide liquidity for working capital needs and for other general corporate purposes. The Senior Secured Facilities expire on July 1, 2001.

Loans made under the Senior Secured Facilities bear interest, at Levitz's option, at a rate equal to either Bankers Trust Company's ("BTC's") prime lending rate plus 1.5% or BTC's LIBOR rate plus 3.25%. The term notes bear interest at a rate of 15.5%, payable in cash or, at Levitz's option, at any time prior to July 1, 1999, by the issuance of up to $10.0 million of additional term notes, having a principal amount equal to the amount of interest accrued and maturing on July 1, 2001. On June 30, 1997, Levitz exercised its option under the term notes to pay interest due at that date of $1.4 million by issuing additional term notes.

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

The maximum borrowings, excluding the term notes, under the Senior Secured Facilities are calculated based upon inventory and receivable levels and a fixed asset sublimit. The maximum borrowings were $155.0 million which are permanently reduced each year effective July 1997 by an amount equal to the lesser of $5.0 million or 100% of Excess Cash Flow, sale of assets as they occur and by an additional amount when additional term notes are issued to pay interest. Availability under the Senior Secured Facilities at June 30, 1997 was $4.0 million.

LFI issued to the original holders of the term notes warrants to purchase up to 5,000,000 shares of Common Stock of LFI at an exercise price of $0.125 per share as of June 30, 1997, subject to downward adjustments if certain targeted stock prices of LFI are not achieved in the future and other anti-dilution provisions.

As a result of the July 1996 refinancing, LFI incurred a before-tax extraordinary loss of $3.1 million on the write-off of deferred financing fees related to the termination of Levitz's Credit Agreement. The after-tax loss was $2.0 million or $0.07 per share.

In order to comply with the Emerging Issues Task Force EITF 95-22 regarding classification of certain debt instruments, $75.2 million of the revolving notes are classified as Revolver Borrowings in current liabilities in the March 31, 1997 financial statements.

On December 6, 1996, June 13, 1997 and June 30, 1997, Levitz obtained amendments under the Senior Secured Facilities to lower the interest coverage ratio requirements thereunder through July 1, 2001 allowing

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1997

Levitz to remain in compliance with the Senior Secured Facilities covenants. The June 30, 1997 amendment, among other things, further decreased the interest coverage ratio for the quarter ended June 30, 1997. Levitz is currently negotiating an additional amendment to the Senior Secured Facilities to obtain approximately $9.0 million of advanced funding by assigning the proceeds of the sale agreement on its North Avenue, Chicago, Illinois property to the bank, which is anticipated to close in the third quarter of Fiscal 1998. Management has a reasonable basis to believe LFI will be in compliance with the Senior Secured Facilities covenants as amended in Fiscal 1998, which assumes achieving improved comparable store sales. Management has also been seeking equity investments, the sale of assets, reorganizing its marketing function, refining its operating structure and negotiating a new agreement with GECC so that LFI can meet its obligations and sustain operations. There can be no assurance, however, that Management's efforts will ultimately be successful or achieve compliance with the covenants.

LFI has incurred $51.3 million of losses during the past two fiscal years, while cash provided by operating activities has decreased from $34.0 million during the fiscal year ended March 31, 1995 to $1.3 million during the fiscal year ended March 31, 1997. In addition, availability under the Senior Secured Facilities was $4.0 million at June 30, 1997. LFI experienced a comparable store sale decline of 6.4% in the quarter that ended June 30, 1997 and expects to report a loss for that quarter. These factors, in the short-term, may seriously jeopardize LFI's ability to continue as a going concern.

LFI's ability to continue as a going concern is dependent upon Levitz's ability to generate sufficient cash flows to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain equity investments, additional financing or increased availability, as may be required and ultimately to achieve increased sales and operating profit. No assurances can be given that LFI will be able to meet these objectives in the short-term.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1997

Outstanding balances under Long-Term Debt Arrangements are as follows (dollars in thousands):

                                                                            MATURITY
                                                          MARCH 31,       YEAR ENDING
                                          RATE          1997      1996      MARCH 31
                                     -------------   --------   --------  --------------

         Senior Secured Facilities       Variable    $149,710   $      -      2002
         Credit Agreement                Variable           -    127,516      1997
         Senior notes                    13.375%       91,141     90,857      1999
         Senior deferred coupon
           debentures                    20.77%         8,108      6,658      2003
         Senior subordinated notes        9.625%      100,000    100,000      2003
         Subordinated notes              12.375%        6,016      6,006      1998
         Mortgages                    8.375% - 13%     13,522     15,266   1997 to 2003
         Other                           Variable           -      2,087      1997
                                                     --------   --------
                                                      368,497    348,390
         Less -
         Current portion of long-
           term debt                                   11,193      2,441
         Revolver borrowings
           classified as current                       75,220     52,516
                                                     --------   --------
                                                     $282,084   $293,433
                                                     ========   ========


In March 1996, LFI and Levitz consummated an exchange offer in which Levitz issued $91.6 million aggregate principal amount of 13.375% Senior Notes (New Notes) due October 15, 1998 and LFI issued warrants to purchase 283,972 shares of LFI Common Stock at an exercise price equal to $3.89 per share on the date of the exchange for $91.6 million principal amount of 12.375% Senior Notes (Subordinated Notes) due April 15, 1997 (Exchange Offer). Levitz reduced the par value of the New Notes by the estimated fair value of the warrants issued by LFI in the amount of $0.7 million. Issuance costs of $1.3 million have been charged to interest expense. In addition, as a result of the Exchange Offer, the untendered Subordinated Notes, in the aggregate principal amount of $6.0 million, were subordinated to all Senior Indebtedness (as defined in the Indenture relating to the New Notes) of Levitz. The untendered Subordinated Notes, were paid in full on April 15, 1997. Interest on the New Notes is payable semi-annually on October 15 and April 15 of each year commencing April 15, 1996.

The New Notes Indenture contains restrictive covenants which include: limitation on dividends and other restricted payments, additional indebtedness, issuance of subsidiary stock, transactions with affiliates, liens, sale of assets, sale-leaseback transactions and requirements to purchase certain indebtedness if a change in control occurs.

On June 28, 1994 Levitz entered into an Amended and Restated Credit Agreement with Chemical Bank (Credit Agreement) with an original commitment of $160.0 million. Levitz incurred a before-tax extraordinary loss of $2.5 million on the write-off of deferred financing fees related to the previous credit agreement. The after-tax loss was $1.6 million or $0.05 per share. The Credit Agreement was repaid in full on July 1, 1996 and terminated.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1997

LFI's only material asset is the common stock of Levitz and, therefore, LFI's ability to pay interest and principal on the Senior Deferred Coupon Debentures is dependent upon dividends and other payments from Levitz. The Senior Secured Facilities substantially prohibit Levitz's ability to pay cash dividends to LFI.

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

Future annual payments required on long-term debt, excluding the Obligations Under Account Purchase Agreement and including $75.2 million of Revolver Borrowings as due in 2002, are as follows (dollars in thousands):

                                YEAR ENDING
                                  MARCH 31,                 AMOUNT
                                -------------            ------------

                                   1998                     $11,193
                                   1999                      92,423
                                   2000                       1,319
                                   2001                       1,218
                                   2002                     151,036
                                   Thereafter               111,308


6. LEASING ARRANGEMENTS:

Levitz leases its warehouse-showrooms generally under non-cancelable leases for original terms ranging from 10 to 40 years. Most leases contain renewal options and some include options to purchase the properties.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1997

The following is an analysis of property under capital leases by major classes (dollars in thousands):

                                                  1997       1996
                                                --------   --------

         Land, buildings and improvements       $216,918   $224,851
         Equipment                                 1,152      6,197
                                                --------   --------
                                                 218,070    231,048
         Less- Accumulated amortization           98,993     96,104
                                                --------   --------
                                                $119,077   $134,944
                                                ========   ========

Amortization expense relating to property under capital leases for the years ended March 31, 1997, 1996 and 1995 was $9.5 million, $10.6 million and $10.5 million, respectively.

Minimum annual rentals (net of sublease income to be received) for the five years subsequent to March 31, 1997 and in the aggregate are as follows (dollars in thousands):

                                                      CAPITAL    OPERATING
          YEAR                                        LEASES       LEASES
          ----                                       --------    ----------

          1998                                        $12,790      $21,588
          1999                                         12,284       20,337
          2000                                         12,034       18,517
          2001                                         11,868       15,539
          2002                                         11,526       14,473
          Thereafter                                  158,109      122,122
                                                     --------     --------
          Total minimum lease payments                218,611     $212,576
          Less - Amount representing interest         140,747     ========
          Present value of net minimum               --------
            payments under capital leases              77,864
          Less - Current portion                        3,398
                                                     --------
                                                      $74,466
                                                     ========

Rent expense includes minimum rentals on operating leases, contingent payments based on either the Consumer Price Index or a percentage of sales for both capital and operating leases and amortization of leasehold interests.

         Rent expense consists of the following (dollars in thousands):

                                 1997      1996      1995
                               -------   -------   -------

          Rent expense         $24,567   $24,681   $21,294
          Sublease income         (888)     (799)   (1,258)
                               -------   -------   -------
          Rent expense, net    $23,679   $23,882   $20,036
                               =======   =======   =======

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1997

In May 1995, under a sale-leaseback agreement, Levitz sold three warehouse-showrooms and one satellite store for approximately $22.2 million and leased them back under a twenty year operating lease agreement. The transaction resulted in a deferred gain of $3.6 million which is being amortized over the twenty-year lease period.

7. TRANSFER AND SERVICING OF FINANCIAL ASSETS:

Levitz and General Electric Capital Corporation (GECC) are parties to an Account Purchase and Credit Card Agreement (the "GECC Agreement"), whereby GECC is required to purchase Levitz's customer credit obligations, subject to certain restrictions, without recourse up to a maximum investment of $900.0 million. The termination provision includes a payment of a $3.5 million termination fee. At March 31, 1997 GECC had purchased $758.5 million of customer credit obligations. Pursuant to generally accepted accounting principles, prior to January 1, 1997, these transactions were recorded as a sale in accordance with SFAS No. 77.

On August 21, 1996 Levitz gave GECC notice of Levitz's intent to renegotiate the GECC Agreement. On July 8, 1997 Levitz and GECC entered into an amendment to the GECC Agreement which extended the renegotiation period to August 16, 1997, extended the GECC Agreement until October 1999, removed Levitz's obligations to repurchase at GECC's direction those receivables transferred prior to January 1, 1997 and extended until October 1999 GECC's ability to direct Levitz to repurchase those receivables transferred subsequent to December 31, 1996 at a price equal to their outstanding balance less a loss reserve.

Effective January 1, 1997, Levitz was required to account for the transactions under the GECC Agreement in accordance with SFAS No. 125. SFAS No. 125 requires the transferred assets to be "beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership." Due to this requirement and not finalizing a new agreement with GECC which met the sale criteria of SFAS No. 125, Levitz was now required to account for these transactions as a secured borrowing with a pledge of collateral rather than as a sale for financial reporting purposes. Consequently, Levitz recorded $327.0 million as a Receivable Under Account Purchase Agreement and an offsetting Obligation Under Account Purchase Agreement in its March 31, 1997 financial statements.

Levitz is exposed to market risk under the terms of the GECC Agreement. Levitz may pay a fee or may receive income, based upon the relationship among the interest earned on the portfolio, the amount of the servicing fee, the prime rate, promotional discount fees and to a limited extent, credit losses. Levitz recorded income of $12.8 million, $12.6 million and $7.4 million, respectively for the years ended March 31, 1997, 1996 and 1995. These amounts are included in selling, general and administrative expenses.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1997

8. INCOME TAXES:

The provision (benefit) for income taxes was allocated as follows (dollars in thousands):

                                                          1997       1996      1995
                                                        --------   --------   ------

         Income (loss) before extraordinary items       $(13,921)  $(12,926)  $2,387
         Extraordinary items                              (1,090)     -         (983)
                                                        --------   --------   ------
                                                        $(15,011)  $(12,926)  $1,404
                                                        ========   ========   ======


The components of the provision (benefit) for income taxes applicable to income
(loss) before extraordinary items is (dollars in thousands):


                                               1997       1996       1995
                                             -------    -------     ------

          Current:
            Federal                          $(1,275)   $(4,613)    $4,246
            State                                 13      -            387
                                             -------    -------     ------
                                              (1,262)    (4,613)     4,633
                                             -------    -------     ------

          Deferred:
            Federal                          (11,137)    (6,573)    (2,016)
            State                             (1,522)    (1,740)      (230)
                                             -------    -------     ------
                                             (12,659)    (8,313)    (2,246)
                                             -------    -------     ------
                                            $(13,921)  $(12,926)    $2,387
                                             =======    =======     ======

A reconciliation of the statutory provision (benefit) for income taxes on income (loss) before extraordinary items to the actual tax provision (benefit) is as follows (dollars in thousands):

                                             1997       1996       1995
                                           --------   --------     ------

Computed income tax provision
  (benefit) at Federal statutory
  rate                                     $(13,393)  $(12,471)    $2,219
State and local income tax expense,
  net of Federal income tax                    (996)    (1,148)        92
Permanent differences arising
  primarily as a result of the
  application of purchase
  accounting in 1993                            182        181        293
Other                                           286        512       (217)
                                           --------   --------     ------
                                           $(13,921)  $(12,926)    $2,387
                                           ========   ========     ======

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1997

Components of the deferred income tax assets and liabilities are (dollars in thousands):

                                               MARCH 31,
                                         --------------------
                                           1997        1996
                                         --------    --------

Deferred tax assets:
  Expense deducted for book and
    not for tax                          $  6,525    $  7,596
  Obligations under capital lease          21,670      26,822
  Other noncurrent liabilities             18,867      10,396
                                         --------    --------
                                           47,062      44,814
                                         --------    --------

Deferred tax liabilities:
  Inventory                                12,613      12,869
  Property and equipment                   27,539      33,029
  Property under capital lease             43,131      49,131
  Intangible leasehold interests           10,811       9,744
  Other                                     1,225         515
                                         --------    --------
                                           95,319     105,288
                                         --------    --------
Net deferred tax liability               $ 48,257    $ 60,474
                                         ========    ========


9. EMPLOYEE BENEFIT PLANS:

Levitz has a non-contributory, defined benefit plan (the Pension Plan). Pension benefits are based on length of service, final average compensation and are integrated with Social Security. The maximum pension benefit per individual is limited to $125,000 per year. Plan assets consist primarily of marketable equity and debt securities and cash equivalents. Levitz's funding policy is to make the minimum annual contributions required by applicable regulations.

In March 1996, Levitz amended the Pension Plan to exclude future benefit accruals for credited service and annual earnings after March 31, 1996 and also excluded any associate from becoming a participant in the plan after January 1, 1996 (Pension Curtailment). This amendment resulted in a net curtailment gain of $8.3 million, which was recorded as a reduction of selling, general and administrative expenses in the fiscal year ended March 31, 1996.

Certain officers and certain key employees of Levitz are participants in an unfunded non-contributory supplemental executive retirement plan (SERP) and a life insurance plan. The SERP provides supplemental retirement, disability and/or death benefits. Retirement and disability benefits are equal to 4.0% of the highest consecutive five-year average of salary plus bonus paid for each year of service, limited to a maximum of 60% of compensation or $0.3 million on an indexed basis. Death benefits are equal to 3% per year of service to a maximum of 45% of such compensation. Benefits are subject to a dollar-for-dollar reduction for benefits paid under the Pension Plan, Social Security and certain other specified pension plan payments. The liability for the SERP and insurance plan is included in other noncurrent liabilities.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1997

The actuarial information included below for the fiscal years ended March 31, 1997, 1996 and 1995, was derived from the actuarial reports for the Pension Plan and SERP for the plan years ended December 31, 1996, 1995 and 1994. In March 1996, as adjusted for the Pension Curtailment and restructuring, pension expense for the years ended March 31, was comprised of the following (dollars in thousands):

                                     1997                   1996                     1995
                            ----------------------------------------------------------------------
                             PENSION                PENSION                   PENSION
                               PLAN        SERP       PLAN         SERP         PLAN         SERP
                             --------     -------   --------      -------      -------      ------

Service cost of benefits
  earned during the period    $   -       $    83   $  2,941      $   181      $ 3,035      $  258
Interest cost on projected
  benefit obligation            4,296       1,108      4,957          994        4,829         819
Actual return on plan assets   (3,870)        -       (9,914)           -       (3,768)          -
Net amortization and deferral    (240)        395      5,091          610         (366)        534
One-time charge for
  terminations                    -            45        -          1,706            -           -
Curtailment expense (gain)        -           -       (8,805)         460            -           -
                              -------     -------   --------      -------      -------      ------
Net pension expense (gain)    $   186     $ 1,631   $  (5,730)    $ 3,951      $ 3,730      $1,611
                              =======     =======   =========     =======      =======      ======
Assumptions:
  Weighted average discount
    rate                         7.75%       7.75%       8.35%       8.35%        8.35%       8.35
  Rates of increase in
    compensation levels           -          2.00%       2.00%       2.00%        5.50%       5.50
  Expected long-term rate
    of return on assets          9.00%        -          9.00%          -         9.00%          -



                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1997

The following is a reconciliation of the funded status of the plans with the March 31 balance sheets (dollars in thousands):

                                    1997                1996
                             ------------------  ------------------
                              PENSION             PENSION
                               PLAN      SERP      PLAN      SERP
                             --------  --------  --------  --------

Actuarial present value
  of benefit obligation-
    Vested                   $(52,382) $(13,617) $(52,382) $(13,834)
    Nonvested                  (2,019)     (443)   (2,019)     (530)
                             --------  --------  --------  --------
Accumulated benefit
  obligation                 $(54,401) $(14,060) $(54,401) $(14,364)
                             ========  ========  ========  ========
Actuarial present value
  of projected
  benefit obligations        $(55,879) $(14,908) $(54,401) $(15,233)
Plan assets at fair
  market value                 55,912         -   57,325          -
                             --------  --------  --------  --------
Plan assets less
  projected benefit
  obligation                       33   (14,908)    2,924   (15,233)
Unrecognized net loss           2,704     1,879         -     1,943
Unrecognized prior service
  cost                              -       313         -       756
Unrecognized net transition
  obligation                        -       408         -       489
Minimum liability                   -    (1,752)        -    (2,318)
Other                               -       102         -       196
                             --------  --------  --------  --------
Prepaid (accrued) pension
  costs recognized on the
  balance sheet                $2,737  $(13,958)   $2,924  $(14,167)
                             ========  ========  ========  ========

An additional minimum liability is required when the projected benefit obligation exceeds plan assets and the deficiency is greater than the actuarial computed pension liability. The minimum additional liability was accrued with the recording of an offsetting intangible asset. The intangible asset recognized cannot exceed the amount of unrecognized prior service cost and unrecognized net transition obligation. The excess, net of tax benefits, is reported as a separate reduction of stockholders' equity (deficit) at March 31, 1997 and 1996 as follows (dollars in thousands):

                                             1997       1996
                                           -------     ------

          Intangible asset                    $720     $1,245
          Reduction in stockholders'
            equity (deficit)                   637        654
          Tax benefits                         395        419
                                           -------     ------
          Additional minimum liability     $ 1,752     $2,318
                                           =======     ======

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1997

ASSOCIATES SAVINGS PLAN

Levitz has savings plans which were adopted under Section 401(k) of the Internal Revenue Code. Under the provisions of the Associates Savings Plans, substantially all employees who meet the age and service requirements of the plan are entitled to defer a certain percentage of their compensation. Levitz contributed to the fund 20% of the first 6% beginning January 1, 1997, 1996 and 1995 subject to certain limitations. Such matching contributions of $0.9 million, $1.1 million and $1.2 million were made by Levitz for the years ended March 31, 1997, 1996 and 1995, respectively.

10. CAPITAL STOCK AND STOCK OPTION PLANS:

RESTRICTED STOCK

LFI contracted to issue 700,000 shares of restricted stock to certain key employees during the fiscal year ended March 31, 1996. These shares of restricted stock were issued in the fiscal year ended March 31, 1997. The total market value at the effective date of grant was recorded as deferred compensation, a separate component of stockholders' deficit. The deferred compensation is being charged to selling, general and administrative expenses over the three-year vesting period.

STOCK OPTIONS

In May 1993, LFI adopted an Executive Long-Term Incentive Plan (Plan), which provides for incentive awards to include the issuance of stock options. The Plan provides that the stock option price shall not be less than the fair market value of the shares on the date of grant and that no portion of the options may be exercised beyond ten years from that date. Options are exercisable in various increments starting one year from date of grant.

LFI accounts for these plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation expense is recognized because the exercise price of stock options granted equals the market price of the underlying stock on the date of grant.

Had compensation costs for these plans been determined consistent with FASB Statement No. 123, LFI's net loss and net loss per common share would have been adjusted to the following pro forma amounts (dollars in thousands, except per share data):

                                                         1997        1996
                                                       --------    --------

          Net loss                      As reported    $(27,586)   $(23,753)
                                        Pro forma       (29,332)    (24,340)
          Net loss per common share     As reported      $(0.93)     $(0.80)
                                        Pro forma        $(0.98)     $(0.82)


Because the FASB Statement No. 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1997

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in the fiscal years ended March 31:

                               1997     1996
                               ----     ----

Risk free interest rates        6.61%    5.91%
Expected life (in years)           6        6
Expected volatility            71.22%   61.27%
Expected dividends             None     None


EMPLOYEE STOCK OPTIONS

Employee Stock Option Plans are summarized as follows:

                                               1997                 1996                    1995
                                      ----------------------------------------------------------------------
                                                  WEIGHTED             WEIGHTED                   WEIGHTED
                                                   AVERAGE              AVERAGE                    AVERAGE
                                                   EXERCISE             EXERCISE                   EXERCISE
                                       SHARES        PRICE      SHARES   PRICE         SHARES        PRICE
                                      ---------    --------    ------- -----------    --------       -------

Outstanding at beginning              1,500,000    $   5.25    516,000 $     10.11   $  30,000       12.31
  of year
Granted                                 941,500        4.04  1,240,000        3.97     493,000        9.98
Exercised                                   -             -          -           -           -           -
Cancelled                              (403,625)       9.72   (256,000)       8.82      (7,000)      10.00
                                      ---------                -------                --------
Outstanding at end of year            2,037,075        3.91  1,500,000        5.25     516,000       10.11
                                     ==========              =========               =========
Exercisable at end of year              482,625        3.57     12,500       13.40      10,000       13.67
Available for grant at end
  of year                               843,156                      -                 965,031

The following table summarizes information concerning outstanding and exercisable employee options at March 31, 1997:

                     OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
              ----------------------------------   --------------------------
                           WEIGHTED     WEIGHTED                   WEIGHTED
  RANGE OF                  AVERAGE      AVERAGE                   AVERAGE
  EXERCISE       SHARES    CONTRACTUAL   EXERCISE       SHARES     EXERCISE
   PRICES     OUTSTANDING     LIFE        PRICE       EXERCISABLE    PRICE
-----------   -----------  -----------  ---------     -----------  ---------

$3.06-$4.81     1,572,500      8.6       $ 3.36          423,000   $ 3.18
  5.00-6.25       446,750      8.7         5.60           56,250     6.25
 9.63-10.00        18,625      7.2         9.80            3,375    10.00
                ---------                                -------
                2,037,875                                482,625
               ==========                               ========

On November 25, 1996, LFI repriced 284,000 shares of stock options previously granted with option prices ranging from $9.06 to $12.31 to the market value of the stock on November 25, 1996 of $3.63. All other conditions of the stock options remained the same. The repricing is included as a cancellation and new grant of options in the above table.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1997

On August 20, 1996 at the Annual Stockholders Meeting, the stockholders approved an amendment to the Plan to increase the number of shares of Common Stock authorized for issuance thereunder to 2,881,031 shares and to limit the maximum number of shares granted to any participant to 500,000 shares in each fiscal year.

DIRECTORS STOCK OPTIONS

In addition, LFI has adopted a Non-qualified Non-Employee Directors Stock Option Plan. The Plan provides that the stock option price shall not be less than the fair market value of the shares on the date of grant and that no portion of the options may be exercised beyond ten years from the date. Options are exercisable in various increments starting one year from date of grant.

Directors' Option Plans are summarized as follows:

                                     1997                   1996                   1995
                              -------------------   -----------------------  --------------------
                                        WEIGHTED                  WEIGHTED              WEIGHTED
                                        AVERAGE                    AVERAGE               AVERAGE
                                        EXERCISE                  EXERCISE               EXERCISE
                              SHARES      PRICE      SHARES        PRICE      SHARES      PRICE
                              ------    --------     ------       --------    ------    ---------
Outstanding at beginning
  of year                     38,544       $7.43      12,000       $10.19           -     $     -
Granted                       35,596        4.69      26,544         6.19      12,000       10.19
Exercised                          -                       -                        -           -
Cancelled                     (4,000)       8.19           -                        -           -
                              ------                  ------                   ------
Outstanding at end of year    70,140        6.00      38,544         7.43      12,000       10.19
                              ======                  ======                   ======

Exercisable at end of year    50,145                  18,546                        -
Available for grant at end
  of year                     54,860                  86,456                  113,000


The following table summarizes information concerning outstanding and exercisable director's options at March 31, 1997:

           OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
--------------------------------------------    -------------------------
                        WEIGHTED
                        AVERAGE     WEIGHTED                  WEIGHTED
 RANGE OF               REMAINING   AVERAGE                   AVERAGE
 EXERCISE     SHARES    CONTRACTUAL EXERCISE        SHARES    EXERCISE
  PRICES    OUTSTANDING   LIFE      PRICE        EXERCISABLE  PRICE
  ------    -----------   ---       -----        -----------  -----
$4.69-$6.19     60,140    9.0       $5.30           43,475    $5.30
  $10.19        10,000    8.3       10.19            6,670    10.19
                ------                              ------
                70,140                              50,145
                ======                              ======

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1997

RIGHTS

In May 1993, the Board of Directors adopted a Rights Agreement which declared a dividend distribution of one Right for each outstanding share of LFI's Common Stock effective with the close of the Offering. Each Right entitles the registered holder to purchase from LFI one one-hundredth of a share of Series A Junior Participating Preferred Stock at a purchase price of $50 per share. The Rights are exercisable a specified number of days following (i) a public announcement that a person or group of persons has acquired or obtained the right to acquire beneficial ownership of 15% or more of LFI's outstanding Common Stock or (ii) the commencement of a tender offer or exchange offer that would result in persons acquiring 15% or more of LFI's outstanding Common Stock. LFI has reserved 1,000,000 shares, $1 par value, of Series A Junior Participating Preferred Stock for issuance upon exercise of the Rights. The Rights may be redeemed by LFI, subject to the approval of the Board of Directors, for $0.01 per Right in accordance with the provisions of the Rights Agreement. If the Rights are not redeemed, the holder of the Rights may purchase stock of LFI (or in certain circumstances, stock of an acquiring person) for approximately half its value. The Rights will expire on July 2, 2003, unless redeemed earlier by LFI.

As of March 31, 1997 LFI had 30,320,628 shares of Common Stock issued and 30,260,171 shares outstanding. 26,686,509 shares were voting stock and 3,573,662 shares of which were non-voting stock.

11. ACCRUED EXPENSES AND OTHER LIABILITIES (Dollars in Thousands):

                                 1997        1996
                               --------     -------

Payroll                         $15,278     $18,257
Payroll and sales taxes           5,253       5,551
Advertising                       4,528       5,851
Real estate taxes                 4,853       4,893
Interest                         10,235       9,198
Promotional discount fee         23,121       4,889
Other                            25,629      31,001
                               --------     -------

                                $88,897     $79,640
                               ========     =======

12. ACQUISITION OF JOHN M. SMYTH COMPANY (JMS):

On June 28, 1994, Levitz acquired all of the outstanding stock of JMS, a specialty furniture retailer operating six stores in the Chicago, Illinois area for $46.8 million in cash, net of cash acquired of $3.1 million. The acquisition was accounted for using the purchase method and accordingly the purchase price was allocated to assets acquired based on their fair values. Assets acquired, including goodwill, were $77.3 million with liabilities assumed of $27.4 million. Goodwill of $16.4 million is being amortized over 40 years on a straight-line basis.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1997

13. COMMITMENTS AND CONTINGENCIES:

Levitz has employment agreements with six officers and two key employees. Each of these agreements is for an initial term of three years and is automatically renewable from year to year unless either party gives certain notice prior to the anniversary date of the agreement. The employment agreements with the two key employees terminate June 1, 1998. The agreements provide that if an officer or key employee is terminated by Levitz other than for Cause (as defined in the agreements) or disability or by the officer for Good Reason (as defined in the agreements), Levitz must continue to pay such officer's base salary through the term of the employment period and would be required to credit the officer with three years of additional service and age for purposes of Levitz's SERP. In the event of such termination following a Change in Control (as defined in the agreements), Levitz must pay the officer three times (i) his base salary plus
(ii) an amount equal to the average bonus awarded such officer over the last three years. Each agreement also contains certain non-competition provisions. Levitz has termination agreements with two other officers that provide for the payment of up to two years base salary.

LFI is subject to a number of lawsuits, investigations and claims arising out of the normal conduct of its business, including those relating to government regulations, environment, general and product liability and employee relations. Although there are a number of actions pending against LFI as of March 31, 1997, in the opinion of Management such actions as currently known would not have a material effect on the financial position of LFI.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1997

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a summary of LFI's unaudited quarterly results of operations for the years ended March 31, 1997 and 1996:


                                                  QUARTER ENDED
                                    --------------------------------------------------
                                    JUNE 30,    SEPTEMBER 30, DECEMBER 31,   MARCH 31,
                                      1996         1996           1996          1997
                                    --------    ------------- ------------   ---------
                                         (In thousands, except per share amounts)

Net sales                           $228,128     $237,146       $272,007      $229,574
Gross profit                         101,615      106,819        120,976       103,990
Net loss before extraordinary items  (11,036)(1)   (7,214)        (1,981)       (5,353)
Net loss                             (13,038)(2)   (7,214)        (1,981)       (5,353)
Loss per common share:
  Loss before extraordinary items     $(0.37)      $(0.24)        $(0.07)       $(0.18)
  Extraordinary items                  (0.07)(2)       -              -             -
                                    --------     --------       --------      --------
  Net loss per common share           $(0.44)      $(0.24)        $(0.07)       $(0.18)
                                    --------     --------       --------      --------

                                                   QUARTER ENDED
                                    --------------------------------------------------
                                    JUNE 30,  SEPTEMBER 30,  DECEMBER 31,    MARCH 31,
                                      1995         1995           1995          1996
                                    --------     --------       --------      --------
                                         (In thousands, except per share amounts)

Net sales                           $241,262      $251,263       $270,117    $223,380
Gross profit                         113,804       117,140        120,130     100,595
Net loss                              (5,474)       (3,130)(1)     (7,254)(1)  (7,895)(3)
Net loss per common share              (0.18)        (0.11)(1)      (0.25)(1)   (0.26)(3)


(1) See Note 4 to consolidated financial statements.

(2) See Note 5 to consolidated financial statements.

(3) See Note 9 to consolidated financial statements.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1997

15. FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts and fair values of LFI's financial instruments at March 31, 1997 and 1996, were as follows (dollars in thousands):

                                          1997              1996
                                   ----------------  ----------------
                                   CARRYING   FAIR   CARRYING   FAIR
                                    AMOUNT   VALUE    AMOUNT   VALUE
                                   -------  -------  -------  -------

Cash and cash equivalents           $9,267   $9,267  $12,755  $12,755
Receivable under account
  purchase agreement               327,000  327,000     -        -
Long-term debt obligations
  including current maturities     368,497  256,173  348,390  298,232
Obligation under account
  purchase agreement               327,000  327,000     -        -
Letters of credit                     -      14,130     -       7,000


The carrying amounts of cash and cash equivalents approximate fair value because of the short maturity of these instruments. The fair value of LFI's long-term debt, including current maturities, is estimated based on the quoted market prices for the same or similar issues. Since March 31, 1997, a portion of LFI's publicly traded debt has been downgraded and the fair value of that debt declined substantially. The contract amount of the letter of credit approximates its fair value.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth, as of May 31, 1997, the name, age, position at LFI and Levitz and principal occupation or employment for the past five years, of the directors and executive officers of LFI and Levitz. Each of such persons is a citizen of the United States. None of the directors or executive officers is related to each other.

                                   PRINCIPAL OCCUPATION OR
                                   EMPLOYMENT DURING THE PAST      DIRECTOR OF
     NAME AND AGE                         FIVE YEARS                LFI SINCE
     ------------                  --------------------------      -----------

Michael Bozic (56)              Chairman of the Board and Chief       1995
                                  Executive Officer of LFI and
                                  Levitz, formerly Chairman and
                                  Chief Executive Officer of
                                  Hills Stores Company.
                                  Mr. Bozic serves as a director
                                  on the boards of Dean Witter
                                  InterCapital, Inc., Eaglemark
                                  Financial Services, Inc.
                                  (Harley Davidson Credit) and
                                  Weirton Steel Corporation.
Edward F. Gilligan (54)         President-Merchandise/Marketing
                                  of LFI and Levitz, formerly
                                  President of Gilligan Marketing,
                                  Inc., (a home furnishings
                                  consulting firm).
Brian E. Levy (38)              President-Store Operations of
                                  LFI and Levitz, formerly Senior
                                  Vice President of Radio Shack,
                                  a division of Tandy Corporation
Patrick J. Nolan (58)           Vice President and Chief Financial
                                  Officer of LFI and Senior Vice
                                  President, Finance, and Director
                                  of Levitz.
Nicholas S. Masullo (49)        Vice President, Human Resources of
                                  Levitz since 1993, formerly
                                  Group Operations Manager.
Richard J. Mazzoni, Jr. (49)    Vice President, Management
                                  Information Services of Levitz.

Lawrence R. McDevitt (53)       Vice President, Controller of
                                  Levitz since 1992, formerly
                                  Special Projects Manager.
Sheila C. Reinken (36)          Treasurer of Levitz since 1996,
                                  formerly Assistant Treasurer of
                                  Levitz.
Edward P. Zimmer (48)           Vice President, Secretary and Chief
                                  Legal Officer of LFI and Vice
                                  President, Secretary, General
                                  Counsel and Director of Levitz.

Richard M. Cashin (44)          Director of LFI.  Since 1995          1993
                                  President of Citicorp Venture
                                  Capital (investment capital
                                  firm) and since 1983 Vice
                                  President of Court Square
                                  Capital, Ltd.  Also Director of
                                  LFI from 1985 to 1990.
                                  Mr. Cashin serves as a director
                                  of Titan Wheel International, Inc.
Robert M. Harrell (73)          Director of LFI.  Commercial Real     1994
                                  Estate broker since 1984.
                                  Former Executive Vice President
                                  of Merchandising of Montgomery
                                  Ward & Company, Incorporated
Bruce C. Leadbetter (58)        Director of LFI, Chief Executive      1985
                                  Officer of Dalfort Aviation
                                  since January 1994.  Managing
                                  Partner, the Security
                                  Management Company.  President
                                  and Director of the Astraea
                                  Company (a management
                                  consulting firm).
Kenneth D. Moelis (38)          Director of LFI.  Managing            1986
                                  Director of Donaldson, Lufkin &
                                  Jenrette Securities Corporation
                                  (investment bankers) since
                                  1990.
Henry B. Reiling (59)           Director of LFI.  Professor,          1990
                                  Harvard Graduate School of
                                  Business Administration.

The Board of Directors of LFI is divided into three classes serving staggered three-year terms. The terms of office of Messrs. Harrell and Leadbetter expire in 1997, of Messrs. Cashin and Moelis in 1998 and of Messrs. Bozic and Reiling in 1999. Directors who are employees of LFI or Levitz do not receive any compensation for serving on the Board of Directors of either LFI or Levitz. Directors who are not employees of LFI or Levitz receive $15,000 in compensation annually. Audit and Compensation Committee members receive $1,000 for each committee meeting attended and each committee chairman receives an additional $5,000 per year for serving as chairman.

Pursuant to the Company's Non-Employee Directors' Stock Option Plan, each director who is not an employee of the Company receives an annual grant of an option to purchase 2,000 shares of the Company's Common Stock. Such directors may also elect to receive options to purchase shares of the Company's Common Stock in lieu of their yearly retainer fee. The exercise price of all options granted pursuant to this plan will be set at the average of the high and low prices of the Common Stock on the New York Stock Exchange on the date of grant. The term of each option is ten years from date of grant. Annual grant options are exercisable as to one-third of the shares subject to the option on each of the first, second and third anniversary of the grant. Elective grant options are exercisable six months after the grant.

LFI has entered into indemnification agreements with each of its officers and directors. The indemnification agreements provide that LFI shall indemnify the officers and directors to the fullest extent permitted by law against any and all expenses, judgments, fines, penalties and settlement amounts paid or incurred in any threatened, pending or completed action, suit or proceeding related to their service as a director, officer, employee, agent or fiduciary of LFI with another corporation, partnership, joint venture, employee benefit plan, trust or other enterprise when they are serving at the request of LFI. LFI's Restated Certificate of Incorporation also provides for certain indemnification rights.

Mr. Leadbetter was an executive officer of Emnet, Inc., which filed for protection under Chapter 11 of the United States Bankruptcy Code in 1992.

ITEM 11.  EXECUTIVE COMPENSATION

The following summary compensation table sets forth information regarding the annual and long-term compensation awarded or earned for each of the last three fiscal years to those persons who were, for the fiscal year ended March 31, 1997, the Chief Executive Officer and the four other most highly compensated executive officers. Mr. Bozic and Mr. Gilligan were not employed by the Company prior to the 1996 fiscal year; accordingly, no information is set forth with respect to them for the prior year.

                                  ANNUAL COMPENSATION             LONG-TERM COMPENSATION
                              --------------------------     ------------------------------------------
                                                              RESTRICTED   SECURITIES
                              FISCAL                             STOCK     UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR  SALARY     BONUS            AWARDS     OPTIONS     COMPENSATION(1)
---------------------------   ------ -------   --------      ----------    ---------     --------------

Michael Bozic                   1997 $637,500    $150,000      $     -            -          $ 26,902
  Chairman of the Board         1996  262,500     150,000       1,562,500(2)    500,000          -
  and Chief Executive Officer   1995      -           -              -            -              -
  of the Company and Levitz

Edward F. Gilligan (3)          1997 $392,643    $    -        $     -            -       $ 13,887
  President-Merchandise         1996  130,781     200,000         625,000       200,000          -
  Marketing of the Company      1995                                                             -
  and Levitz

Patrick J. Nolan                1997 $207,827    $    -        $     -          65,000(4)  $  70,085
  Vice President and Chief      1996  208,710         -              -          30,000        64,420
  Financial Officer of the      1995  192,207      36,087            -          15,000        29,869
  Company and Senior Vice
  President-Finance of Levitz

Richard J. Mazzoni, Jr          1997 $168,636    $    -        $     -          40,000(4)  $  59,245
  Vice President, Management    1996  143,988         -              -          10,000        29,292
  Information Systems and       1995  143,413      32,810            -          10,000        28,885
  Logistics of Levitz

Edward P. Zimmer                1997 $161,874    $    -        $     -          55,000(4)  $  57,831
  Vice President, Secretary     1996  162,447         -              -          30,000        49,168
  and General Counsel of the    1995  149,445      36,087            -          15,000        27,264
  Company and Levitz

--------------------

(1) In the fiscal year ended March 31, 1993, the Company granted a bonus award to certain members of its management in recognition of past services and the termination of an incentive bonus plan. Additional discretionary amounts relating to that award totalling $386,666 were earned in each of the fiscal years ended March 31, 1997, 1996, and 1995 and are included in this column for Messrs. Nolan, Mazzoni and Zimmer in the amounts of $56,586, $46,710 and $44,041, respectively, for the fiscal year ended March 31, 1997. Also included in this column for the fiscal year ended March 31, 1997 are matching contributions paid pursuant to Levitz's Associates' Savings Plan to Messrs. Bozic, Gilligan, Nolan, Mazzoni and Zimmer in the amounts of $1,515, $556, $1,954, $1,865 and $1,862, respectively, and the dollar value attributable to life insurance premiums paid on behalf of Messrs. Bozic, Gilligan, Nolan, Mazzoni and Zimmer in the amounts of $23,137, $11,897, $5,916, $3,386 and $3,199, respectively.

(2) Pursuant to the terms of his employment agreement with the Company, Mr. Bozic received 500,000 shares of restricted stock as of November 1, 1995. The dollar amount shown is the value of those shares based on the closing price of the Company's Common Stock on the New York Stock Exchange on March 31, 1996. The restrictions on these shares lapsed with respect to 40% of the shares on November 1, 1996, and will lapse with respect to 30% of the shares on November 1, 1997 and with respect to 30% of the shares on November 1, 1998. Mr. Bozic has the right to receive any dividends paid on these shares. Upon a "change in control" (as defined in his employment agreement), any remaining restrictions will automatically lapse.

(3) Mr. Gilligan's employment with the Company was terminated in July 1997. Pursuant to the terms of his employment agreement with the Company, Mr. Gilligan received 200,000 shares of restricted stock. The dollar amount shown is the value of those shares based on the closing price of the Company's Common Stock on the New York Stock Exchange on March 31, 1996. The restrictions on these shares lapsed with respect to 40% of the shares on November 28, 1996, and lapsed with respect to the remaining shares upon his termination of employment.

(4) Includes the following number of options which were repriced during the fiscal year ended March 31, 1997: Mr. Nolan, 15,000; Mr. Mazzoni, 10,000; and Mr. Zimmer, 15,000. See the stock option repricing table below.

OPTION GRANTS IN THE LAST FISCAL YEAR

The following table sets forth certain information concerning options granted during the fiscal year ended March 31, 1997 to the executive officers named in the summary compensation table:

                                    INDIVIDUAL GRANTS
                  -------------------------------------------------------------
                                     % OF TOTAL
                   NUMBER OF     OPTIONS GRANTED TO
                   SECURITIES      EMPLOYEES IN THE   EXERCISE OR
                   UNDERLYING     FISCAL YEAR ENDED    BASE PRICE   EXPIRATION     GRANT DATE
NAME                 OPTIONS       MARCH 31, 1997(1)   PER SHARE        DATE       PRESENT VALUE
-----------------  -----------   -------------------  ------------  -----------   --------------

Michael Bozic         -                  -                  -           -               -
Edward F. Gilligan    -                  -                  -           -               -
Patrick J. Nolan    50,000 (2)          5.3                5.00        5/1/06      152,500 (3)
                    15,000 (4)          1.6                3.625      6/17/04       33,600 (5)
Richard J. Mazzoni  30,000 (2)          3.2                5.00        5/1/06       91,500 (3)
                    10,000 (4)          1.1                3.625      6/17/04       22,400 (5)
Edward P. Zimmer    40,000 (2)          4.2                5.00        5/1/06      122,000 (3)
                    15,000 (4)          1.6                3.625      6/17/04       33,600 (5)

------------

(1) All options granted have a ten-year term. Pursuant to the terms of the employment agreements between the Company or Levitz and each of the persons named above, these options may become immediately exercisable upon the occurrence of a change in control of the Company.

(2) These options become exercisable as to 25% of the shares underlying the grant after one year and as to 25% of such shares on each of the second, third and fourth anniversary of the grant.

(3) These grant date present values are determined using the Black-Scholes model. The material assumptions and adjustments incorporated in the Black-Scholes model in estimating the value of the options include the following: (a) an option exercise price as shown above, the fair market value of the Common Stock on the date of grant, (b) an interest rate of 6.7% that represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term, (c) volatility of 80%, calculated using daily stock prices for the one-year period prior to the grant date, (d) dividends at the rate of $0.00 per share, representing the expected annualized dividends to be paid with respect to a share of Common Stock, and (e) reductions of approximately 10% to reflect the probability of forfeiture due to termination prior to vesting, and approximately 19% to reflect the probability of a shortened option term due to termination of employment prior to the option expiration date.

(4) The options become exercisable as to 50% of the shares underlying the grant after three years and as to 25% of such shares on each of the fourth and fifth anniversary of the grant. These are option grants which were repriced. See the Stock Option Repricing Table.

(5) These are option grants which were repriced. These grant date present values are determined using the Black-Scholes model. The material assumptions and adjustments incorporated in the Black-Scholes model in estimating the value of the options include the following: (a) an option exercise price as shown above, the fair market value of the Common Stock on the date of grant, (b) an interest rate of 6.1% that represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the remaining option term, seven years and seven months, (c) volatility of 80% calculated using daily stock prices for the one-year period prior to the grant date, (d) dividends at the rate of $0.00 per share, representing the expected annualized dividends to be paid with respect to a share of Common Stock, and (e) reductions of approximately 5% to reflect the probability of forfeiture due to termination prior to vesting, and approximately 16% to reflect the probability of a shortened option term due to termination of employment prior to the option expiration date.

The ultimate values of the options will depend on the future market price of the Common Stock, which cannot be forecast with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the Common Stock over the exercise price on the date the option is exercised.

STOCK OPTION REPRICING TABLE

The following table sets forth certain information concerning the repricing of stock options granted to executive officers. All of the options set forth below were repriced on November 25, 1996.

                           TEN YEAR OPTION REPRICING

                               NUMBER OF
                              SECURITIES     MARKET PRICE                              ORIGINAL TERM
                               UNDERLYING      OF STOCK    EXERCISE PRICE               REMAINING AT
                                 OPTIONS       AT TIME OF    AT TIME OF    NEW             DATE OF
                               REPRICED OR    REPRICING OR  REPRICING OR  EXERCISE      REPRICING OR
NAME                              AMENDED      AMENDMENT    AMENDMENT      PRICE          AMENDMENT
----                           -----------   -------------  ------------  --------     -------------

Patrick J. Nolan                   15,000         $3.625       $9.625     $3.625       7 yrs. 7 mos.
  Vice President and Chief
  Financial Officer of the Company
  and Senior Vice President-
  Finance of Levitz

Richard J. Mazzoni, Jr.            10,000          3.625        9.625      3.625       7 yrs. 7 mos.
  Vice President, Management
  Information Services and
  Logistics of Levitz

Edward P. Zimmer                   15,000          3.625        9.625      3.625       7 yrs. 7 mos.
  Vice President, Secretary
  and General Counsel of the
  Company and Levitz

Nicholas S. Masullo                10,000          3.625       12.313      3.625       6 yrs. 9 mos.
  Vice President,                   4,000          3.625        9.625      3.625       7 yrs. 7 mos.
  Human Resources of Levitz

Lawrence R. McDevitt               10,000          3.625       12.313      3.625       6 yrs. 9 mos.
  Vice President,                  10,000          3.625        9.625      3.625       7 yrs. 7 mos.
  Controller of Levitz


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

None of the officers exercised any options in the fiscal year ended March 31, 1997.

The following table provides information on the number of options held by the executive officers named in the Summary Compensation Table.



                     NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                     UNDERLYING UNEXERCISED            IN-THE-MONEY OPTIONS
                   OPTIONS AT END OF FISCAL YEAR        END OF FISCAL YEAR
                   -----------------------------    --------------------------
NAME                 EXERCISABLE  UNEXERCISABLE     EXERCISABLE  UNEXERCISABLE
----                 -----------  -------------     -----------   ------------

Michael Bozic        200,000      300,000            $     -     $     -
Edward F. Gilligan    80,000      120,000                  -           -
Patrick J. Nolan       7,500       87,500                  -           -
Richard J. Mazzoni     2,500       47,500                  -           -
Edward P. Zimmer       7,500       77,500                  -           -


LEVITZ RETIREMENT PLANS

Certain officers and key employees and former employees (a total of 34 persons) are participants in the Levitz Furniture Corporation Employees Retirement Plan (the "Retirement Plan") and the Levitz Furniture Corporation Supplemental Executive Retirement Plan (the "Supplemental Plan"). After March 31, 1996 no additional benefits accrue under the Retirement Plan. Retirement and disability benefits pursuant to the Supplemental Plan are equal to 4% of the highest five-year average of salary plus bonus for each year of service to a maximum of 15 years of service. The retirement benefit of a participant who terminates service prior to age 65 is, except under certain circumstances, subject to reduction. Benefits are subject to a dollar-for-dollar reduction for similar benefits paid under the Retirement Plan, pension plans of other employers and Social Security. Retirement and disability benefits under the Supplemental Plan are limited to a 1997 maximum of $459,000 per year, to be increased annually by the average increase in annual salary for Supplemental Plan participants. The following table shows annual benefits payable (before offsets) under the Supplemental Plan and the Retirement Plan to participants at age 65 in specified years of service and remuneration classes:

                               PENSION PLAN TABLE

                                 YEARS OF SERVICE(2)
                         -----------------------------------
     REMUNERATION(1)         10         15 OR MORE AT AGE 65
     ---------------     ---------      --------------------
        $200,000         $ 80,000            $120,000
         300,000          120,000             180,000
         400,000          160,000             240,000
         500,000          200,000             300,000
         600,000          240,000             360,000


--------------

(1) For the fiscal year ended March 31, 1997, remuneration equaled the amount listed for each executive officer under "Annual Compensation" in the Summary Compensation Table.

(2) As of March 31, 1997, Messrs. Bozic and Gilligan had less than two years of service and the remaining listed executive officers had more than 15 years of service under the Supplemental Plan.

EMPLOYMENT AGREEMENTS

The Company has employment agreements with each of the named executive officers listed in the Summary Compensation Table on page 52. Each of the employment agreements is for an initial term of three years and is automatically renewable from year to year unless either party gives certain notice prior to the anniversary date of the agreement. The agreements provide that if an officer is terminated by the Company other than for Cause (as defined in the agreements) or disability or by the officer for Good Reason (as defined in the agreements), the Company must continue to pay such officer's base salary through the term of the employment period and would be required to credit the officer with three years of additional service and age for purposes of the Company's Supplemental Plan. In the event of such termination following a Change in Control (as defined in the agreements), the Company must pay the officer three times (i) his base salary plus (ii) an amount equal to the average bonus awarded such officer over the last three years. Each agreement also contains certain non-competition provisions.

Mr. Bozic's employment agreement provides for a yearly salary of $650,000 with a guaranteed yearly bonus of $150,000. Pursuant to his employment agreement, Mr. Bozic received a grant of 500,000 shares of restricted stock and the grant of an option to purchase 500,000 shares of stock in the fiscal year ended March 31, 1996, as described above. Mr. Gilligan's employment agreement provides for a yearly salary of $400,000. Pursuant to his employment agreement, Mr. Gilligan received a grant of 200,000 shares of restricted stock and the grant of options to purchase 200,000 shares of stock in the fiscal year ended March 31, 1996, as described above. Mr. Gilligan's employment with the Company was terminated in July 1997.

In the event of termination at their current salary, the current executive officers listed in the Summary Compensation Table would receive the following total compensation pursuant to the above-described employment agreements: Mr. Bozic-$1,950,000, Mr. Nolan-$636,000, Mr. Mazzoni-$555,000 and Mr.
Zimmer-$585,000. These amounts assume three-year payments of current salaries. In the event of (i) a Change in Control of the Company or Levitz and (ii) termination of that person's employment with the Company or Levitz within two years of the Change in Control, the executive officers listed in the Summary Compensation Table would receive the following total compensation (assuming current salary and bonuses) pursuant to these employment agreements: Mr. Bozic-$2,175,000, Mr. Nolan-$702,087, Mr. Mazzoni-$587,810 and Mr.
Zimmer-$621,087. Mr. Gilligan's employment with the Company was terminated in July 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

As of June 13, 1997, the Common Stock was held of record by 655 stockholders. The following table sets forth certain information concerning the beneficial ownership of Common Stock by each stockholder who is known by the Company to own beneficially in excess of 5% of the outstanding Common Stock, by each director, by the executive officers named in the Summary Compensation Table above, and by all directors and executive officers as a group, as of the Record Date. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

                                                NO. OF SHARES
                                                  OF COMMON
NAME OF BENEFICIAL OWNER                           STOCK(1)       PERCENT(1)
------------------------                        --------------    ----------

Apollo Investment Fund III,                     5,000,000 (2)      16.5
Apollo Overseas Partners, III, L.P.
and Apollo (U.K.) Partners, III, L.P.
Two Manhattanville Road
Purchase, New York 10577

Michael Bozic                                     679,543 (3)       2.2
6111 Broken Sound Parkway, N.W.
Boca Raton, Florida

Edward F. Gilligan
6111 Broken Sound Parkway, N.W.                   130,000 (4)       *
Boca Raton, Florida

Richard M. Cashin                                 184,672 (5)       *
399 Park Avenue, 14th Floor
New York, New York

Court Square Capital, Ltd. ("CSC")              4,764,720 (6)      15.7
399 Park Avenue, 10th Floor
New York, New York

Robert M. Harrell                                   4,751 (7)       *
9139 Ridge Pine Trail
Orlando, Florida

Bruce C. Leadbetter                               145,512 (8)       *
7701 Lemon Avenue
Dallas, Texas

Richard J. Mazzoni                                 89,589 (9)       *
6111 Broken Sound Parkway, N.W.
Boca Raton, Florida

Kenneth D. Moelis                                  36,400 (10)      *
Donaldson, Lufkin & Jenrette
2121 Avenue of the Stars
Los Angeles, California

Patrick J. Nolan                                  276,519 (11)      *
6111 Broken Sound Parkway, N.W.
Boca Raton, Florida

Pioneering Management Corporation               2,960,800           9.8
60 State Street
Boston, Massachusetts

Henry B. Reiling                                   64,077 (12)      *
Harvard Graduate School of
Business Administration
Morgan 385, Soldiers Field
Boston, Massachusetts

Edward P. Zimmer                                  103,974 (13)      *
6111 Broken Sound Parkway, N.W.
Boca Raton, Florida

All Officers and Directors of the Company       1,745,488 (14)      5.8
as a group (10 persons)

All Officers and Directors of Levitz            1,440,225 (15)      4.8
as a group (8 persons)
_________________
* Less than 1.0%

(1) Includes Voting Common Stock and Non-Voting Common Stock. The Non-Voting Common Stock is identical to the Voting Common Stock in all respects, except that the Non-Voting Common Stock is non-voting and is convertible into Voting Common Stock. See "Voting Rights and Solicitation of Proxies." On June 13, 1997, there were 26,686,509 shares of Voting Common Stock and 3,573,662 shares of Non-Voting Common Stock outstanding, which were held by 648 and 7 holders of record, respectively.

(2)    Represents warrants to purchase 5,000,000 shares of Common Stock.

(3) Includes beneficial ownership of 200,000 shares which may be acquired within 60 days pursuant to stock option grants.

(4) Includes beneficial ownership of 80,000 shares which may be acquired within 60 days pursuant to stock option grants.

(5) Includes beneficial ownership of 15,248 shares which may be acquired within 60 days pursuant to stock option grants.

(6) CSC is an indirect wholly-owned subsidiary of Citicorp. Of these shares 3,484,888 are Non-Voting Common Stock.

(7) Includes beneficial ownership of 4,001 shares which may be acquired within 60 days pursuant to stock option grants.

(8) Includes beneficial ownership of 15,248 shares which may be acquired within 60 days pursuant to stock option grants. Also includes shares which Mr. Leadbetter may acquire upon exercise of a currently exercisable option granted to him by a stockholder of the Company, and 1,000 shares held by members of Mr. Leadbetter's family. Mr. Leadbetter disclaims beneficial ownership of such shares held by members of his family.

(9) Includes beneficial ownership of 17,500 shares which may be acquired within 60 days pursuant to stock option grants.

(10) Includes beneficial ownership of 10,400 shares which may be acquired within 60 days pursuant to stock option grants. Also includes 6,000 shares held by members of Mr. Moelis's family. Mr. Moelis disclaims beneficial ownership of such shares.

(11) Includes beneficial ownership of 35,000 shares which may be acquired within 60 days pursuant to stock option grants. Also includes 28,019 shares held by members of Mr. Nolan's family. Mr. Nolan disclaims beneficial ownership of such shares held by members of his family.

(12) Includes beneficial ownership of 15,248 shares which may be acquired within 60 days pursuant to stock option grants. Also includes 3,250 shares held in trust for members of Mr. Reiling's family. Mr. Reiling disclaims beneficial ownership of such shares held by members of his family.

(13) Includes beneficial ownership of 32,500 shares which may be acquired within 60 days pursuant to stock option grants.

(14) Includes beneficial ownership of 407,645 shares which may be acquired within 60 days pursuant to stock option grants.

(15) Includes beneficial ownership of 402,500 shares which may be exercised within 60 days pursuant to stock option grants.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Directors who are employees of the Company or Levitz do not receive any compensation for serving on the Board of Directors of either the Company or Levitz. Directors who are not employees of the Company or Levitz receive $15,000 in compensation annually. Audit and Compensation Committee members receive $1,000 for each committee meeting attended and each committee chairman receives an additional $5,000 per year for serving as chairman.

Pursuant to the Company's Non-Employee Directors' Stock Option Plan, each director who is not an employee of the Company receives an annual grant of an option to purchase 2,000 shares of the Company's Common Stock. Such directors may also elect to receive options to purchase shares of the Company's Common Stock in lieu of their yearly retainer fee. The exercise price of all options granted pursuant to this plan will be set at the average of the high and low prices of the Common Stock on the New York Stock Exchange on the date of grant. The term of each option is ten years from date of grant. Annual grant options are exercisable as to one-third of the shares subject to the option on each of the first, second and third anniversary of the grant. Elective grant options are exercisable six months after the grant.

Mr. Moelis is a Managing Director of Donaldson, Lufkin & Jenrette Securities Corporation, which was retained in 1996 to advise Levitz in connection with the solicitation of a consent and exchange offer concerning Levitz's 12-3/8% Senior Notes. Mr. Cashin is Vice President of Court Square Capital, Ltd., which owns 15.7% of the Company's Common Stock. Court Square Capital, Ltd. also owns the capital stock of Furniture Comfort Corporation which, in the ordinary course of business, sold $9.4 million of merchandise to Levitz in fiscal 1997. Mr. Leadbetter was an executive officer of Emnet, Inc., which filed for protection under Chapter 11 of the United States Bankruptcy Code in 1992.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

(A)  FINANCIAL STATEMENTS

The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 21.

FINANCIAL STATEMENT SCHEDULES

               INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

SCHEDULES                                                              PAGE

Schedule I - Condensed Financial Information of Registrant . . . . . .  65

All other schedules have been omitted because the required information is shown in the Consolidated Financial Statements or Notes thereto or they are not applicable.

(B)  REPORTS ON FORM 8-K

     None.

(C)  EXHIBITS

     See Page 62 for Index to Exhibits.

                                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LEVITZ FURNITURE INCORPORATED

Date:  July 11, 1997                     By:  /S/      MICHAEL BOZIC
                                              ----------------------
                                                       Michael Bozic
                                                   Chairman of the Board
                                                and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                 TITLE                     DATE
          ---------                 -----                     ----

/S/     MICHAEL BOZIC        Chairman of the Board         July 11, 1997
---------------------------    and Chief Executive
        Michael Bozic          Officer

/S/   PATRICK J. NOLAN       Vice President                July 11, 1997
---------------------------    and Chief Financial
      Patrick J. Nolan         Officer (Principal
                               Financial Officer and
                               Principal Accounting
                               Officer)

/S/   ROBERT M. HARRELL      Director                      July 11, 1997
---------------------------
      Robert M. Harrell

/S/  BRUCE C. LEADBETTER     Director                      July 11, 1997
---------------------------
     Bruce C. Leadbetter

/S/   KENNETH D. MOELIS      Director                      July 11, 1997
---------------------------
      Kenneth D. Moelis

/S/   HENRY B. REILING       Director                      July 11, 1997
---------------------------
      Henry B. Reiling

INDEX TO EXHIBITS (Numbered in Accordance With Item 601 of Regulation S-k)

EXHIBIT NO.                        DESCRIPTION OF EXHIBITS
-----------                        -----------------------

3.01               Form of Restated Certificate of Incorporation of the Company.
                   (1)
3.02               Form of By-Laws of the Company. (1)
3.03               Certificate of Incorporation of Levitz. (2)
3.04               By-Laws of Levitz. (2)
4.01               Form of Stockholder Rights Plan, including exhibits. (1)
10.01              Form of Employment Agreement between Levitz and certain
                   officers. (1)
10.02              Form of Indemnification Agreement. (1)
10.03              Incentive Plan of the Company. (1)
10.04              Amendment to Shareholders Agreement dated as of May 14, 1993.
                   (1)
10.05 Senior Deferred Coupon Debenture Indenture dated as of December 1, 1992 between the Company and First Bank National Association, as Trustee. (1)
10.06 Form of Senior Deferred Coupon Debenture (included as Exhibit A to 10.05 above). (1)
10.07 First Supplemental Indenture dated as of April 21, 1993, relating to the Debenture Indenture. (1)
10.08 Second Supplemental Indenture, dated as of June 16, 1993, relating to the Debenture Indenture. (1)
10.09 Account Purchase Agreement dated as of October 31, 1987 by and among Levitz and its Subsidiaries and General Electric Credit Corporation, as amended, restated and renamed as of May 2, 1994 as the Account Purchase and Credit Card Program Agreement. (3)
10.10 Shareholders Agreement, dated as of December 23, 1986 between the Company and the Investors. (4)
10.11 Form of Agreement of Indemnification dated March 5, 1985 between Levitz and certain directors of Levitz Furniture Corporation. (4)
10.12 Employment Agreement by and among Levitz Furniture Incorporated, Levitz Furniture Corporation and Michael Bozic, dated as of November 1, 1995. (5)
10.13 Employment Agreement by and among Levitz Furniture Incorporated, Levitz Furniture Corporation and Edward F. Gilligan, dated as of November 28, 1995. (6)
10.14              Supplemental Executive Retirement Plan of Levitz dated April,
                   1995. (7)
10.15              Levitz Bonus Plan. (7)
10.16 13-3/8% Senior Note Indenture, dated as of March 1, 1996, between Levitz Furniture Corporation and American Bank National Association, as Trustee. (7)
10.17              Form of 13-3/8% Senior Note (included as Exhibit A to 10.16 above). (7)
10.18 First Supplemental Indenture, dated as of May 29, 1996, to the 13-3/8% Senior Note Indenture, dated as of March 1, 1996 between Levitz Furniture Corporation and American Bank National Association, as Trustee. (7)
10.19 Warrant Agreement, dated as of March 25, 1996, by and between the Company and American Stock Transfer & Trust Company, as Agent.(7)
10.20 Form of Warrant, dated March 25, 1996 (included as Exhibit A to Exhibit 10.19 above). (7)
10.22 Warrant Certificate, dated as of July 1, 1996, by and between the Company and Apollo Investment Fund III, L.P. (7)
10.23 Warrant Certificate, dated as of July 1, 1996, by and between the Company and Apollo Overseas Partners III, L.P. (7)
10.24 Warrant Certificate, dated as of July 1, 1996, by and between the Company and Apollo (U.K.) Partners III, L.P. (7)
10.25 Registration Rights Agreement, dated as of July 1, 1996, by and among the Company, Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo (U.K.) Partners II, L.P. and Court Square Capital Limited. (7)

EXHIBIT NO.                    DESCRIPTION OF EXHIBITS
-----------                    -----------------------

10.26 $150,000,000 Credit Agreement, dated as of July 1, 1996, among Levitz Furniture Corporation, Levitz Furniture Company of the Midwest, Inc., Levitz Furniture Company of the Pacific, Inc., Levitz Furniture Company of Washington, Inc., John M. Smyth Company, each of the lenders from time to time parties thereto, Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Partners III, L.P. and BT Commercial Corporation, as agent. (7)
10.27 $40,000,000 Credit Agreement, dated as of July 1, 1996, among Levitz Furniture Corporation, Levitz Furniture Company of the Midwest, Inc., Levitz Furniture Company of the Pacific, Inc., Levitz Furniture Company of Washington, Inc., John M. Smyth Company, each of the lenders from time to time parties thereto, Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Partners III, L.P. and BT Commercial Corporation, as agent. (7)
10.28 Intercreditor and Collateral Agency Agreement, dated as of July 1, 1996, among Levitz Furniture Corporation, Levitz Furniture Company of the Midwest, Inc., Levitz Furniture Company of the Pacific, Inc., Levitz Furniture Company of Washington, Inc., John M. Smyth Company, BT Commercial Corporation and the lenders named therein. (7)
10.29 Intercreditor Agreement, dated as of July 1, 1996, among Levitz Furniture Corporation, General Electric Capital Corporation, BT Commercial Corporation and the lenders named therein. (7)
10.30 Revolving Note, dated July 1, 1996, by and among BT Commercial Corporation, Levitz Furniture Corporation, Levitz Furniture Company of the Midwest, Inc., Levitz Furniture Company of the Pacific, Inc., Levitz Furniture Company of Washington, Inc., and John M. Smyth Company. (7)
10.31 Term Note, dated July 1, 1996, by and among Apollo (UK) Partners III, L.P. and Levitz Furniture Corporation, Levitz Furniture Company of the Midwest, Inc., Levitz Furniture Company of the Pacific, Inc., Levitz Furniture Company of Washington, Inc., and John M. Smyth Company. (7)
10.32 Term Note, dated July 1, 1996, by and among Apollo Overseas Partners III, L.P. and Levitz Furniture Corporation, Levitz Furniture Company of the Midwest, Inc., Levitz Furniture Company of the Pacific, Inc., Levitz Furniture Company of Washington, Inc., and John M. Smyth Company. (7)
10.33 Term Note, dated July 1, 1996, by and among Apollo Investment Fund III, L.P. and Levitz Furniture Corporation, Levitz Furniture Company of the Midwest, Inc., Levitz Furniture Company of the Pacific, Inc., Levitz Furniture Company of Washington, Inc., and John M. Smyth Company. (7)
10.34 Note, dated July 1, 1996, by and among BT Commercial Corporation and Levitz Furniture Corporation, Levitz Furniture Company of the Midwest, Inc., Levitz Furniture Company of the Pacific, Inc., Levitz Furniture Company of Washington, Inc., and John M. Smyth Company. (7)
10.35 Security Agreement, dated as of July 1, 1996, by Levitz Furniture Corporation, Levitz Furniture Company of the Midwest, Inc., Levitz Furniture Company of the Pacific, Inc., Levitz Furniture Company of Washington, Inc., and John M. Smyth Company in favor of BT Commercial Corporation. (7)

EXHIBIT NO.                    DESCRIPTION OF EXHIBITS
-----------                    -----------------------

10.36              Pledge Agreement, dated as of July 1, 1996, by and between
                   Levitz Furniture Corporation and BT Commercial Corporation.
                   (7)
10.37              Amendment No. 1 dated as of December 6, 1996 to the Credit
                   Agreements dated as of July 1, 1996 among Levitz Furniture
                   Corporation, et al. and BT Commercial Corporation, as Agent.
                   (9)
10.38              Form of Employment Agreement by and among Levitz Furniture
                   Corporation and Brian Levy dated as of September 11, 1996.
                   (10)
10.39              Amendment No. 2 dated as of December 16, 1996 to the Credit
                   Agreements dated as of July 1, 1996 among Levitz Furniture
                   Corporation, et al. and BT Commercial Corporation, as Agent.
                   (10)
10.40              Amendment No. 3 dated as of June 13, 1997 to the Credit
                   Agreements dated as of July 1, 1996 among Levitz Furniture
                   Corporation, et al. and BT Commercial Corporation, as Agent.
10.41              Amendment No. 4 dated as of June 30, 1997 to the Credit
                   Agreements dated as of July 1, 1996 among Levitz Furniture
                   Corporation et al. and BT Commercial Corporation, as Agent.
10.42              Amendment dated as of July 8, 1997 to the Account Purchase and Credit Card Program Agreement dated as of October 31,
                   1987 by and among Levitz Furniture Corporation, et al. and
                   General Electric Capital Corporation.
10.43              Form of Employment Agreement by and among Levitz Furniture
                   Corporation and Robert A. Homler dated as of July 1, 1997.
21 01              Wholly Owned Subsidiaries of Levitz Furniture Incorporated.
21.02              Wholly Owned Subsidiaries of Levitz Furniture Corporation.
27                 Financial Data Schedule.

------------------

 (1) Incorporated by reference from the Company's and Levitz's Registration Statement Nos. 33-61534 and 33-61534-01 on Form S-1 filed April 23, 1993.

 (2) Incorporated by reference from Levitz's Registration Statement No. 33-1325 on Form S-1 declared effective on August 13, 1986.

 (3) Incorporated by reference from Levitz's Annual Report on Form 10K for the year ended March 31, 1994.

 (4) Incorporated by reference from Levitz's Registration Statement No. 33-12639 on Form S-1 declared effective on May 12, 1987.

 (5) Incorporated by reference from Levitz Furniture Corporation's quarterly report on Form 10-Q for the quarter ended September 30, 1995.

 (6) Incorporated by reference from Levitz Furniture Corporation's quarterly report on Form 10-Q for the quarter ended December 31, 1995.

 (7) Incorporated by reference from Levitz Furniture Corporation's Form 10-K for the fiscal year ended March 31, 1996.

 (8) Incorporated by reference from Levitz Furniture Corporation's quarterly report on Form 10-Q for the quarter ended September 30, 1996.

 (9)               Incorporated by reference to Form 8-K filed December 6, 1996.

(10) Incorporated by reference from Levitz Furniture Corporation's quarterly report on Form 10-Q for the quarter ended December 31, 1996.

                          LEVITZ FURNITURE INCORPORATED

                                   SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS

                    (Dollars in thousands, except share data)

                                                             MARCH 31,
                                                      ---------------------
                                                         1997        1996
                                                      ---------    --------
ASSETS

  Current assets:
    Income taxes receivable                           $   2,299    $  6,528
    Income taxes receivable from
      subsidiary                                         10,304       5,904
                                                      ---------    --------
        Total current assets                             12,603      12,432
  Deferred financing fees                                    94         115
                                                      ---------    --------
                                                      $  12,697    $ 12,547
                                                      =========    ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

  Senior deferred coupon debentures                   $   8,108    $  6,658
                                                      ---------    --------
  Deferred taxes                                          1,089       1,805
                                                      ---------    --------
  Investment in deficit of subsidiary                    97,572      71,736
                                                      ---------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

  Common stock, $0.01 par; authorized 63,700,000
    shares; 30,320,628 shares issued and 30,260,171
    outstanding in 1997 and 30,320,628 shares
    issued and outstanding in 1996                          303         303

  Preferred stock $1 par; authorized 2,500,000
    shares; issued outstanding -0- shares in
    1997 and 1996                                          -           -

Capital in excess of par                                213,560     212,960

Retained earnings (deficit)                            (305,951)   (278,365)

Deferred compensation                                    (1,169)     (1,896)

Minimum pension liability                                  (637)       (654)

Treasury stock, at cost, 60,457 shares in 1997             (178)       -
                                                      ---------    --------

    TOTAL STOCKHOLDERS' DEFICIT                         (94,072)    (67,652)
                                                      ---------    --------

                                                      $  12,697    $ 12,547
                                                      =========    ========

The accompanying note is an integral part of these financial statements.


                          LEVITZ FURNITURE INCORPORATED

                                   SCHEDULE I

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF OPERATIONS

                    (Dollars in thousands, except share data)

                                                      YEARS ENDED MARCH 31,
                                              -----------------------------------
                                                  1997        1996        1995
                                              ----------- ----------- -----------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE          $131        $805        $160

INTEREST EXPENSE                                    1,469       1,206         965
                                              ----------- ----------- -----------

LOSS BEFORE INCOME TAXES                           (1,600)     (2,011)     (1,125)

INCOME TAX BENEFIT                                    467         513         349
                                              ----------- ----------- -----------

LOSS BEFORE EQUITY IN NET INCOME (LOSS)
  OF SUBSIDIARY AND EXTRAORDINARY ITEMS            (1,133)     (1,498)       (776)

EQUITY IN NET INCOME (LOSS) OF SUBSIDIARY         (24,451)    (22,255)      4,728
                                              ----------- ----------- -----------

INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEMS                                           (25,584)    (23,753)      3,952

EXTRAORDINARY ITEMS, NET OF TAX BENEFIT
  OF $1,090 IN 1997 AND $983 IN 1995               (2,002)      -          (1,566)
                                              ----------- ----------- -----------

NET INCOME (LOSS)                                $(27,586)   $(23,753)     $2,386
                                              =========== =========== ===========
INCOME (LOSS) PER COMMON SHARE:
  INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS         $(0.86)     $(0.80)      $0.13
  EXTRAORDINARY ITEMS                               (0.07)      -           (0.05)
                                              ----------- ----------- -----------

  NET INCOME (LOSS) PER COMMON SHARE               $(0.93)     $(0.80)      $0.08
                                              =========== =========== ===========
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                  29,875,258  29,664,791  29,620,628
                                              =========== =========== ===========



The accompanying note is an integral part of these financial statements.

                          LEVITZ FURNITURE INCORPORATED

                                   SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS

                    (Dollars in thousands, except share data)

                                                       YEARS ENDED MARCH 31,
                                                  ----------------------------
                                                     1997      1996     1995
                                                  ---------  --------  -------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                $(27,586) $(23,753) $2,386
  Benefit for deferred taxes                           (716)     (326)   (465)
  Amortization of original issue discount
    on deferred debentures                            1,450     1,190     977
  Amortization of deferred financing fees                21        17      13
  Amortization of deferred compensation                 727       285     -
  Equity in net loss (income) of subsidiaries        24,451    22,255  (4,728)
  Extraordinary loss related to early
    redemption of debt                                2,002      -      1,566
  Decrease (increase) in income tax receivables       4,229    (6,434)  6,368
  Decrease (increase) in receivable from
    subsidiary                                       (4,400)    6,766  (6,117)
                                                  ---------  --------  -------
      Net cash provided by operating
        activities                                      178      -        -
                                                  ---------  --------  -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Acquisition of treasury stock                        (178)     -        -
                                                  ---------  --------  -------

      Net cash used in financing activities            (178)     -        -
                                                  ---------  --------  -------

      Net increase in cash and cash equivalents        -         -        -

CASH AND CASH EQUIVALENTS, beginning of year           -         -        -
                                                  ---------  --------  -------

CASH AND CASH EQUIVALENTS, end of year             $   -     $   -    $   -
                                                  =========  ========  =======

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
  Fair value of warrants contributed to subsidiary $    600  $    747 $   -
                                                  =========  ========  =======


The accompanying note is an integral part of these financial statements.

                          LEVITZ FURNITURE INCORPORATED

                                   SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          NOTE TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997

1. These statements should be read in conjunction with LFI's Consolidated Financial Statements and Notes thereto as described in the index listed in Item 8.

                                  EXHIBIT INDEX

EXHIBIT

10.40       Amendment No. 3 dated as of June 13, 1997 to the Credit Agreements dated as of July 1, 1996 among Levitz Furniture Corporation, et al.
            and BT Commercial Corporation, as Agent.
10.41       Amendment No. 4 dated as of June 30, 1997 to the Credit Agreements dated as of July 1, 1996 among Levitz Furniture Corporation et al.
            and BT Commercial Corporation, as Agent.
10.42       Amendment dated as of July 8, 1997 to the Account Purchase and
            Credit Card Program Agreement dated as of October 31, 1987 by and among Levitz Furniture Corporation, et al. and General Electric
            Capital Corporation.
10.43       Form of Employment Agreement by and among Levitz Furniture
            Corporation and Robert A. Homler dated as of July 1, 1997.
21.01       Wholly Owned Subsidiaries of Levitz Furniture Incorporated.
21.02       Wholly Owned Subsidiaries of Levitz Furniture Corporation.
27          Financial Data Schedule.