Form 10-Q
period 1997-06-30
LEVITZ FURNITURE INC
filed 1997-08-14
CIK 902279

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended JUNE 30, 1997

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

On July 31, 1997, there were 30,206,171 shares of the registrant's Common Stock outstanding of which 26,632,509 shares were Voting Common Stock and 3,573,662 shares were Non-Voting Common Stock, with 114,457 shares held by the registrant in its treasury. The decrease in 54,000 shares of Voting Common Stock and the corresponding increase in shares of treasury stock reflect the Company's acquisition of those shares from a former executive pursuant to a restricted stock agreement.

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF THE COMPANY, INCLUDING STATEMENTS UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." THESE FORWARD LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES. NO ASSURANCE CAN BE GIVEN THAT ANY OF SUCH MATTERS WILL BE REALIZED. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THE FOLLOWING POSSIBILITIES: (1) COMPETITIVE PRESSURE IN THE COMPANY'S INDUSTRY INCREASES SIGNIFICANTLY; (2) GENERAL ECONOMIC CONDITIONS ARE LESS FAVORABLE THAN EXPECTED; (3) CHANGES IN THE FINANCIAL MARKETS AFFECTING THE COMPANY'S FINANCIAL STRUCTURE AND THE COMPANY'S COST OF CAPITAL AND BORROWED MONEY; AND (4) THE UNCERTAINTIES INHERENT IN THE COMPANY'S OPERATIONS. THE COMPANY HAS NO DUTY UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 TO UPDATE THE FORWARD LOOKING STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q AND THE COMPANY DOES NOT INTEND TO PROVIDE SUCH UPDATES.



                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q
                                  JUNE 30, 1997

TABLE OF CONTENTS                                                          PAGE
-----------------                                                          ----

PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements
                  Consolidated Condensed Balance Sheets...................... 3
                  Consolidated Condensed Statements of Operations............ 4
                  Consolidated Condensed Statements of Cash Flows............ 5
                  Notes to Consolidated Condensed Financial Statements....... 6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations
                  Comparison of Operations..................................  9
                  Liquidity and Capital Resources........................... 10

PART II - OTHER INFORMATION
         Item 6.  Exhibits and Reports on Form 8-K.......................... 13
                  Signatures ............................................... 14
                  Exhibit Index............................................. 15


PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)
                                                           June 30,    March 31,
                                                             1997        1997
                                                        (Unaudited)
                                                       ------------   ----------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ....................           $ 10,051    $  9,267
  Receivables ..................................             31,059      37,358
  Inventories ..................................            150,663     169,488
  Deposits and prepaid expenses ................              4,579       3,514
  Income taxes receivable ......................               --         2,299
  Deferred income taxes ........................               --           933
                                                           --------    --------

    Total current assets .......................            196,352     222,859
                                                           --------    --------

PROPERTY AND EQUIPMENT, net ....................            211,782     214,626
                                                           --------    --------

PROPERTY UNDER CAPITAL LEASES, net .............            116,825     119,077
                                                           --------    --------

OTHER ASSETS:
Receivable under account purchase agreement ..........      381,000     327,000
Intangible leasehold interests .......................       15,294      15,613
Deferred financial fees ..............................       11,334      12,069
Goodwill .............................................       18,048      18,177
Other ................................................        4,917       4,947
                                                            -------     -------
                                                            430,593     377,806

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Cash overdrafts ...................................       $18,403     $19,524
  Current portion of long-term debt .................         5,202      11,193
  Current portion of obligations under capital leases         3,228       3,398
  Accounts payable, trade ...........................        55,550      73,044
  Accrued expenses and other liabilities ............        88,370      88,897
  Income taxes payable ..............................           151         --
  Deferred income taxes .............................         1,546         --
  Revolver borrowings ...............................        83,390      75,220
                                                            -------     -------

    Total current liabilities ..........................    255,840     271,276
                                                           --------    --------

LONG-TERM DEBT, net of current portion .................    283,565     282,084
                                                           --------    --------

OBLIGATIONS UNDER CAPITAL LEASES, net of current portion     73,668      74,466
                                                           --------    --------

OBLIGATION UNDER ACCOUNT PURCHASE AGREEMENT ............    381,000     327,000
                                                           --------    --------

OTHER NONCURRENT LIABILITIES ...........................     24,241      24,424
                                                           --------    --------

DEFERRED INCOME TAXES ..................................     41,123      49,190
                                                            --------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Common stock, at par value ...........................        303         303
  Capital in excess of par .............................    213,560     213,560
  Retained earnings (deficit) ..........................   (316,252)   (305,951)
  Deferred compensation ................................       (681)     (1,169)
  Minimum pension liability ............................       (637)       (637)
  Treasury stock, at cost, 60,457 shares ...............       (178)       (178)
                                                           --------    --------

    Total stockholders' deficit ........................   (103,885)    (94,072)
                                                           --------    --------

                      See Notes to Financial Statement

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (Dollars in thousands except share data)
                                   (Unaudited)
                                                    Three Months Ended June 30,
                                                          1997           1996
                                                    ------------ --------------

Net sales .......................................  $    211,367    $    228,128
                                                   ------------    ------------
Costs and expenses:
  Cost of sales .................................       115,767         126,513
  Selling, general and administrative expenses ..        86,992          90,332
  Unusual operating expenses (Note 6) ...........         3,817            --
  Store closing charge (Note 6) .................          --             8,295
  Depreciation and amortization .................         6,513           6,899
                                                   ------------    ------------

                                                        213,089         232,039
                                                   ------------    ------------

Operating loss ..................................        (1,722)         (3,911)

Interest expense, net ...........................        14,184          13,130
                                                   ------------    ------------

Loss before income taxes ........................       (15,906)        (17,041)

Income tax benefit ..............................         5,605           6,005
                                                   ------------    ------------

Loss before extraordinary items .................       (10,301)        (11,036)

Extraordinary item, net of tax benefit of
  $1,090 (Note 6) ...............................          --            (2,002)
                                                   ------------    ------------

Net loss ........................................  $    (10,301)   $    (13,038)
                                                   ============    ============

Loss per common share (Note 5 and 6):
  Loss before extraordinary item ................  $      (0.34)   $      (0.37)
  Extraordinary item ............................          --             (0.07)
                                                   ------------    ------------

Net loss per common share .......................  $      (0.34)   $      (0.44)
                                                    ============    ============

Weighted average number of common shares outstanding  29,918,236      29,839,042
                                                    ============    ============

                        See Notes to Financial Statement

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                            1997         1996
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ............................................ $ (10,301)   $ (13,038)
                                                         ---------    ---------

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Depreciation ........................................     3,822        3,970
  Amortization ........................................     2,691        2,929
  Amortization of original issue discount on deferred
    debentures ........................................       330          330
  Amortization of deferred financing fees .............       735          397
  Other ...............................................     1,094          325
  Benefit for deferred taxes ..........................    (5,607)      (5,844)
  Extraordinary loss related to early redemption of ...      --
    debt, before tax benefit ..........................      --          3,092

  Changes in operating assets and liabilities:
    Decrease (increase) in:
      Receivables .....................................     6,299       (5,079)
      Inventories .....................................    18,825      (20,845)
      Deposits and prepaid expenses ...................    (1,065)      (1,110)
      Income taxes receivable .........................     2,299        5,739
      Other, net ......................................        (8)          (3)
    Increase (decrease) in:
      Accounts payable, trade .........................   (17,494)      18,486
      Accrued expenses and other liabilities ..........      (874)       3,304
      Income taxes payable ............................       170         --
      Other noncurrent liabilities ....................      (247)       5,281
                                                        ---------    ---------

        Total adjustments .............................    10,970       10,972
                                                        ---------    ---------

  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES .       669       (2,066)
                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ................................    (3,349)        (967)
  Proceeds from sale of property and equipment and
    other assets ......................................     2,327          152
                                                        ---------    ---------

   NET CASH USED IN INVESTING ACTIVITIES ..............    (1,022)        (815)
                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under Senior Secured Facilities ..........   250,035      103,400
  Repayments under Senior Secured Facilities ..........  (240,508)    (105,011)
  Principal payments on long-term debt ................    (6,301)        (324)
  Principal payments under capital lease obligations ..      (968)      (1,260)
  Increase (decrease) in cash overdrafts ..............    (1,121)       2,967
  Payment of deferred financing fees ..................      --         (1,019)
                                                        ---------    ---------

  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .     1,137       (1,247)
                                                        ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..       784       (4,128)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ........     9,267       12,755
                                                        ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD .............. $  10,051    $   8,627
                                                        =========    =========

                       See Notes to Financial Statements

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  June 30, 1997

                                   (Unaudited)


1.       BASIS OF PRESENTATION:

         Levitz Furniture Incorporated (LFI), a Delaware corporation, was incorporated in December 1984 for the purpose of acquiring Levitz Furniture Corporation (which together with its subsidiaries are collectively referred to as "Levitz").

         In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position as of June 30, 1997, the results of operations and cash flows for the periods then ended. The results of operations for the period ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in LFI's audited financial statements for the year ended March 31, 1997, which is included in its Form 10K filed in July 1997.

2.       CONSOLIDATED STATEMENTS OF CASH FLOWS:

         Supplemental disclosures of cash flow information (dollars in thousands):

                                                           Three Months Ended
                                                                June 30,
                                                                --------
                                                             1997        1996
                                                          --------    --------

Interest paid .......................................     $ 13,179    $ 10,979
                                                          =========   =========

Income tax refunds, net .............................     $ (2,470)   $ (6,991)
                                                          =========   =========


         In June 1997 Levitz exercised its option to issue additional term notes, under the Senior Secured Facilities as defined below, of approximately $1.4 million in lieu of paying interest in cash.

3.       LONG-TERM DEBT AND REVOLVER BORROWINGS:

         Levitz has a senior secured facilities agreement providing for up to $190.0 million of availability (collectively, the "Senior Secured Facilities"). The Senior Secured Facilities are comprised of $115.0 million of revolving notes, $35.0 million of term notes and $40.0 million of other notes.

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

         The maximum borrowings, excluding the term notes, under the Senior Secured Facilities are calculated based upon inventory and receivable levels and a fixed asset sublimit. The maximum borrowings were $155.0 million which are permanently reduced each year effective July 1997 by an amount equal to the lesser of $5.0 million or 100% of excess cash flow, and the amount of additional term notes issued to pay interest. On June 30, 1997, Levitz exercised its option to issue additional term notes of approximately $1.4 million in lieu of paying interest in cash. Availability under the Senior Secured Facilities at June 30, 1997 was $4.0 million. During the quarter ended June 30, 1996, LFI incurred a before-tax extraordinary loss of $3.1 million on the write-off of deferred financing fees related to the termination of Levitz's previous credit agreement. The after-tax loss was $2.0 million or $0.07 per share.

         In order to comply with the Emerging Issues Task Force EITF 95-22 regarding classification of certain debt instruments, $83.4 million of the revolving notes are classified as Revolver Borrowings in current liabilities.

         On December 6, 1996, June 13, 1997 and June 30, 1997, Levitz obtained amendments under the Senior Secured Facilities to lower the interest coverage ratio requirements thereunder through July 1, 2001 allowing Levitz to remain in compliance with the Senior Secured Facilities covenants. The June 30, 1997 amendment, among other things, further decreased the interest coverage ratio for the quarter ended June 30, 1997. Levitz obtained an amendment to the Senior Secured Facilities on July 25, 1997 which provided $9.0 million of funding payable on the earlier of October 31, 1997 or upon the sale of Levitz's North Avenue, Chicago, Illinois property. The sale is anticipated to close in the third quarter of Fiscal 1998. Management has a reasonable basis to believe LFI will be in compliance with the Senior Secured Facilities covenants as amended, which assumes achieving improved comparable store sales for the next twelve months. Management has also been seeking equity investments, the sale of assets, reorganizing its marketing function, refining its operating structure and negotiating a new agreement with GECC, as discussed in Note 4, so that LFI can meet its obligations and sustain operations. There can be no assurance, however, that Management's efforts will ultimately be successful or achieve compliance with the covenants.

         LFI has incurred $51.3 million of losses during the past two fiscal years, while cash provided by operating activities has decreased from $34.0 million during the fiscal year ended March 31, 1995 to $1.3 million during the fiscal year ended March 31, 1997. LFI experienced a comparable store sale decline of 6.4% and a net loss of $10.3 million in the quarter ended June 30, 1997. These factors may seriously jeopardize LFI's ability to continue as a going concern.

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

4.       TRANSFER AND SERVICING OF FINANCIAL ASSETS:

         Levitz and General Electric Capital Corporation (GECC) are parties to an Account Purchase and Credit Card Agreement (the "GECC Agreement"), whereby GECC is required to purchase Levitz's customer credit obligations, subject to certain restrictions, without recourse up to a maximum investment of $900.0 million. The termination provision includes a payment of a $3.5 million termination fee. At June 30, 1997 GECC had $748.5 million of customer credit obligations outstanding. Pursuant to generally accepted accounting principles, prior to January 1, 1997, these transactions were recorded as a sale in accordance with SFAS No. 77.

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

         Effective January 1, 1997, Levitz was required to account for the transactions under the GECC Agreement in accordance with SFAS No. 125. SFAS No. 125 requires the transferred assets to be "beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership." Due to this requirement and not finalizing a new agreement with GECC which met the sale criteria of SFAS No. 125, Levitz is now required to account for these transactions as a secured borrowing with a pledge of collateral rather than as a sale for financial reporting purposes. Consequently, Levitz recorded $381.0 million as a Receivable Under Account Purchase Agreement and an offsetting Obligation Under Account Purchase Agreement in its June 30, 1997 financial statements.

         Levitz is exposed to market risk under the terms of the GECC Agreement. Levitz may pay a fee or may receive income, based upon the relationship among the interest earned on the portfolio, the amount of the servicing fee, the prime rate, promotional discount fees and to a limited extent, credit losses. Levitz recorded income of $1.9 million and $3.8 million, respectively for the quarters ended June 30, 1997 and 1996. These amounts are included in selling, general and administrative expenses. See Note 6.

5.       EARNINGS PER COMMON SHARE:

         Primary and fully diluted earnings per common share are based on the weighted average number of common shares outstanding during each year plus the weighted average number of common stock equivalents as determined by the use of the Treasury Stock Method. Common Stock equivalents consist of stock options, restricted stock and warrants.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". This standard is effective for financial statement issued for periods ending after December 15, 1997 and earlier application is not permitted. At that time, all prior period earnings per share data will be restated. The implementation of SFAS No. 128 is not expected to materially affect LFI's consolidated financial statements.

6.       UNUSUAL OPERATING EXPENSES AND STORE CLOSING CHARGE:

         In July 1997, the former President-Merchandising/Marketing resigned. LFI accrued a charge for future payroll and employee benefit costs of $1.3 million in connection with the Officer's employment agreement. Also, LFI recorded a $2.5 million reduction for the partial write-off of future service revenue receivable under the GECC Agreement. The write-off occurred since Levitz is required to account for the transfer of assets under the GECC Agreement as a secured borrowing with a pledge of collateral rather than as a sale for financial reporting purposes.

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

COMPARISON OF OPERATIONS

The following table sets forth LFI's results of operations expressed as a percentage of net sales for the periods indicated:

                                                        Percentage of Net Sales
                                                        -----------------------

                                                          THREE MONTHS ENDED
                                                               June 30,
                                                                ------
                                                             1997      1996
                                                            ------    ------

Net sales .............................................     100.0%    100.0%

Cost of sales .........................................      54.8      55.5
                                                            ------    ------

Gross profit ..........................................      45.2      44.5

Selling, general and administrative expenses ..........      41.1      39.6

Unusual operating expenses ............................       1.8        --

Store closing charge ..................................        --       3.6

Depreciation and amortization .........................       3.1       3.0
                                                            ------    ------

Operating loss ........................................      (0.8)     (1.7)

Interest expense ......................................       6.7       5.8
                                                            ------    ------

Loss before income taxes ..............................      (7.5)     (7.5)

Income tax benefit ....................................       2.6       2.7
                                                            ------    ------

Loss before extraordinary items .......................      (4.9)     (4.8)

Extraordinary items, net of tax .......................        --      (0.9)
                                                            ------    ------

Net loss ..............................................     (4.9%)     (5.7%)
                                                            ======    ======

Comparable store sales decrease .......................     (6.4%)     (5.7%)
                                                            =======    ======




THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

Net sales of $211.4 million for the period ended June 30, 1997 decreased $16.7 million or 7.3% from net sales of $228.1 million in the same period for the prior year. Sales on a comparable store basis decreased 6.4%. Comparable store sales for April and May 1997 decreased 0.1% from the comparable period for the prior year. June 1997 comparable store sales declined 17.3% for the same month of the prior year. The decrease in comparable store sales for June 1997 was primarily due to the termination of an advertising agency, the decrease in inventory level during the quarter and a change in date of credit promotions in June 1997. Decreased net sales and comparable store sales have reduced operating performance significantly during the past two years.

Gross profit as a percentage of net sales increased to 45.2% from 44.5% for the periods ended June 30, 1997 and 1996. The increase in gross profit as a percentage of net sales is attributable to a change in merchandise mix and pricing policy.

Selling, general and administrative (SG&A) expenses of $87.0 million for the period ended June 30, 1997 decreased $3.3 million or 3.7% from SG&A expenses of $90.3 million as compared to the same period for the prior year. As a percentage of net sales, SG&A expenses increased to 41.1% from 39.6% for the periods ended June 30, 1997 and 1996, respectively. The increase as a percentage of net sales is due to the decline in net sales.

During the quarter ended June 30, 1997, LFI incurred unusual operating expenses for one officer's termination in the amount of $1.3 million and $2.5 million on the partial write-off of a receivable due to the loss of sale accounting treatment under the GECC Agreement.

During the quarter ended June 30, 1996, Management developed a plan to close five satellite stores effective October 31, 1996. The store closing charge of $8.3 million, pre-tax, includes the reduction of the carrying value of the store assets to the estimated fair value net of selling expenses as well as reserves for future rental payments under operating lease agreements.

Depreciation and amortization expenses decreased to $6.5 million for the period ended June 30, 1997 from $6.9 million for the comparable period of the prior year.

Operating loss was $1.7 million for the period ended June 30, 1997 as compared to an operating loss of $3.9 million for the same period of the prior year.

Interest expense for the period ended June 30, 1997 increased to $14.2 million from $13.1 million for the same period of the prior year due to increased average borrowings.

As a result of the aforementioned factors, loss before income taxes for the period ended June 30, 1997 amounted to $15.9 million or 7.5% of net sales as compared to loss of $17.0 million or 7.5% of net sales for the same period of the prior year.

The income tax benefit was $5.6 million for the period ended June 30, 1997 as compared to an income tax benefit of $6.0 million for the same period of the prior year. The effective tax rate was 35.2% for the three month periods ended June 30, 1997 and 1996, respectively.

Loss before extraordinary items for the period ended June 30, 1997 amounted to $10.3 million or 4.9% of net sales as compared to a loss of $11.0 million or 4.8% of net sales for the same period of the prior year. The results for the three month period ended June 30, 1997 are not necessarily indicative of the results that may be achieved for the full fiscal year.

An extraordinary loss, net of tax benefits of $2.0 million for the period ended June 30, 1996 was due to the write-off of deferred financing fees related to the termination of the previous bank credit agreement.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

LFI's only material asset is the common stock of Levitz and, therefore, its ability to pay cash dividends, interest and principal, is dependent upon dividends and other payments from Levitz. LFI's ability to obtain cash from Levitz is restricted by the Senior Secured Facilities (as defined below), the indentures relating to Levitz's outstanding indebtedness and Florida law. LFI's only outstanding obligations are $8.4 million of Senior Deferred Coupon Debentures due June 15, 2002 which do not require any interest payments until December 1997.

Levitz's primary sources of liquidity are cash flow from operations (including the proceeds from the transfer of customer credit obligations to GECC) and borrowings under the Senior Secured Facilities. During the quarter ended June 30, 1997, Levitz generated approximately $0.7 million of net cash flow from operations as compared to $2.1 million used in operating activities in the quarter ended June 30, 1996. Such amounts primarily represent net loss plus depreciation and amortization expenses of approximately $6.5 million and $6.9 million for the quarter ended June 30, 1997 and 1996, respectively.

Working capital changes impact cash flow from operations. Such changes, excluding income taxes, resulted in an increase in funds available of approximately $5.7 million for the quarter ended June 30, 1997 as compared to a decrease in funds available of approximately $5.2 million for the quarter ended June 30, 1996. The increase in working capital for the period ended June 30, 1997 was primarily due to the decrease in receivables of $6.3 million and the decrease in inventory of $18.8 million as offset by the decrease in trade payables of $17.5 million.

Net cash provided by financing activities amounted to $1.1 million in the period ended June 30, 1997 and includes increased borrowings under the Senior Secured Facilities of $9.5 million less principal payments under long-term obligations of $7.3 million.

Levitz's total capital expenditures (other than for capitalized leases) were approximately $3.3 million during the period ended June 30, 1997. Capital expenditures were for existing store improvements and equipment. Management estimates that approximately $6.0 million to $10.0 million is required annually to adequately maintain and/or improve its existing warehouse-showrooms and satellite stores. Levitz does not expect to open any new stores during the fiscal year ending March 31, 1998.

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

As of June 30, 1997, LFI had an aggregate of $372.2 million of total debt outstanding (excluding its Obligation Under Account Purchase Agreement) and $76.9 million of capitalized lease obligations.

The GECC Agreement provides for the purchase of Levitz's customer credit obligations by GECC up to a maximum of $900.0 million, of which GECC had outstanding $748.5 million at June 30, 1997. Levitz and GECC are in the process of renegotiating this agreement for the purpose of extending the termination date, changing the fee arrangement and to meet the requirements for sale accounting under SFAS No. 125. The GECC Agreement as amended on July 8, 1997 currently expires in October, 1999. Upon the expiration date Levitz will be required to repurchase all of the outstanding credit obligations purchased by GECC after December 31, 1996 at a price equal to their outstanding balance less a loss reserve. Levitz is exposed to market risk under the terms of the GECC Agreement, and pays a fee or receives cash payments, based upon the relationship among the interest earned on the portfolio, the amount of the servicing fee, the prime rate, promotional advertising fees and to a limited extent, credit losses. As a result of the timing of payments under its promotional advertising program, LFI anticipates a reduction in cash flow resulting from the GECC Agreement during Fiscal 1998 in the amount of approximately $23.0 million. A one-percent change in the prime rate (when prime is greater than 7%) would increase or decrease the income from GECC by approximately $6.0 to $7.5 million per year.

Going Concern

On December 6, 1996, June 13, 1997 and June 30, 1997, Levitz obtained amendments under the Senior Secured Facilities to lower the interest coverage ratio requirements thereunder through July 1, 2001 allowing Levitz to remain in compliance with the Senior Secured Facilities covenants. The June 30, 1997 amendment, among other things, further decreased the interest coverage ratio for the quarter ended June 30, 1997. Levitz obtained an amendment to the Senior Secured Facilities on July 25, 1997 which provided $9.0 million of funding payable on the earlier of October 31, 1997 or upon the sale of Levitz's North Avenue, Chicago, Illinois property. The sale is anticipated to close in the third quarter of Fiscal 1998. Management has a reasonable basis to believe LFI will be in compliance with the Senior Secured Facilities covenants as amended in Fiscal 1998, which assumes achieving improved comparable store sales for the next twelve months. Management has also been seeking equity investments, the sale of assets, reorganizing its marketing function, refining its operating structure and negotiating a new agreement with GECC so that LFI can meet its obligations and sustain operations. There can be no assurance, however, that Management's efforts will ultimately be successful or achieve compliance with the covenants.

LFI has incurred $51.3 million of losses during the past two fiscal years, while cash provided by operating activities has decreased from $34.0 million during the fiscal year ended March 31, 1995 to $1.3 million during the fiscal year ended March 31, 1997. In addition, availability under the Senior Secured Facilities was $4.0 million at June 30, 1997. LFI experienced a comparable store sale decline of 6.4% and a net loss of $10.3 million in the quarter that ended June 30, 1997. These factors may seriously jeopardize LFI's ability to continue as a going concern.

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

PART II OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit 10.44: Amendment No. 5 dated as of July 25, 1997 to the Credit Agreements among Levitz Furniture Corporation, et al. and BT Commercial Corporation, as Agent. Exhibit 27: Financial Data Schedule

(b)  Report on Form 8-K: None.

                                   SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  LEVITZ FURNITURE INCORPORATED
                                                          (Registrant)




Date: August 11, 1997                                    /s/ PATRICK J. NOLAN
                                                        -----------------------
                                                            Patrick J. Nolan
                                                       Vice President and Chief
                                                            Financial Officer

                                  EXHIBIT INDEX

                              Exhibits to Form 10-Q

Number
EXHIBIT TABLE                        EXHIBIT

10.44 Amendment No. 5 dated as of July 25, 1997 to the Credit Agreements among Levitz Furniture Corporation, et al. and BT Commercial Corporation, as agent.

  27     Financial Data Schedule.