Form 10-Q/A
period 1997-06-30
LEVITZ FURNITURE INC
filed 1997-08-18
CIK 902279

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-Q/A

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1997
                                                 -------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _________ to _________

Commission File Number 1-12046
                       -------

                          LEVITZ FURNITURE INCORPORATED
                          -----------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                              23-2351830
------------------------------                            ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

6111 BROKEN SOUND PARKWAY, N.W., BOCA RATON, FL                     33487-2799
-----------------------------------------------                     ----------
(Address of Principal Executive Offices)                            (Zip Code)

                                 (561) 994-6006
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  __X__                             No ____

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

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

                                  JUNE 30, 1997

TABLE OF CONTENTS                                                                                                  PAGE
-----------------                                                                                                  ----
PART I - FINANCIAL INFORMATION

       Item 1.      Financial Statements

              Consolidated Condensed Balance Sheets............................................................      3

              Consolidated Condensed Statements of Operations..................................................      4

              Consolidated Condensed Statements of Cash Flows..................................................      5

              Notes to Consolidated Condensed Financial Statements.............................................      6

       Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

              Comparison of Operations.........................................................................      9

              Liquidity and Capital Resources..................................................................     10

PART II - OTHER INFORMATION

       Item 6.      Exhibits and Reports on Form 8-K...........................................................     13

       Signatures   ...........................................................................................     14

       Exhibit Index...........................................................................................     15

                                       2

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)
                                                                   June 30,        March 31,
                                                                     1997            1997
                                                                  -----------      ---------
                                                                  (Unaudited)
                         ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $  10,051     $    9,267
  Receivables                                                         31,059         37,358
  Inventories                                                        150,663        169,488
  Deposits and prepaid expenses                                        4,579          3,514
  Income taxes receivable                                                -            2,299
  Deferred income taxes                                                  -              933
                                                                   ---------     ----------
    Total current assets                                             196,352        222,859
                                                                   ---------     ----------

PROPERTY AND EQUIPMENT, net                                          211,782        214,626
                                                                   ---------     ----------

PROPERTY UNDER CAPITAL LEASES, net                                   116,825        119,077
                                                                   ---------     ----------
OTHER ASSETS:
  Receivable under account purchase agreement                        381,000        327,000
  Intangible leasehold interests                                      15,294         15,613
  Deferred financial fees                                             11,334         12,069
  Goodwill                                                            18,048         18,177
  Other                                                                4,917          4,947
                                                                   ---------     ----------
                                                                     430,593        377,806
                                                                   ---------     ----------
                                                                   $ 955,552      $ 934,368
                                                                   =========     ==========
         LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Cash overdrafts                                                  $  18,403     $   19,524
  Current portion of long-term debt                                    5,202         11,193
  Current portion of obligations under capital leases                  3,228          3,398
  Accounts payable, trade                                             55,550         73,044
  Accrued expenses and other liabilities                              88,370         88,897
  Income taxes payable                                                   151            -
  Deferred income taxes                                                1,546            -
  Revolver borrowings                                                 83,390         75,220
                                                                   ---------     ----------

    Total current liabilities                                        255,840        271,276
                                                                   ---------     ----------

LONG-TERM DEBT, net of current portion                               283,565        282,084
                                                                   ---------     ----------

OBLIGATIONS UNDER CAPITAL LEASES, net of current portion              73,668         74,466
                                                                   ---------     ----------

OBLIGATION UNDER ACCOUNT PURCHASE AGREEMENT                          381,000        327,000
                                                                   ---------     ----------

OTHER NONCURRENT LIABILITIES                                          24,241         24,424
                                                                   ---------     ----------

DEFERRED INCOME TAXES                                                 41,123         49,190
                                                                   ---------     ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Common stock, at par value                                             303            303
  Capital in excess of par                                           213,560        213,560
  Retained earnings (deficit)                                       (316,252)      (305,951)
  Deferred compensation                                                 (681)        (1,169)
  Minimum pension liability                                             (637)          (637)
  Treasury stock, at cost, 60,457 shares                                (178)          (178)

                                                                   ---------     ----------
    Total stockholders' deficit                                     (103,885)       (94,072)
                                                                   ---------     ----------
                                                                   $ 955,552      $ 934,368
                                                                   =========     ==========

The accompanying notes are an integral part of these condensed financial statements.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (Dollars in thousands except share data)
                                   (Unaudited)

                                                              Three Months Ended June 30,
                                                                 1997            1996
                                                               ---------      ----------

Net sales                                                      $ 211,367      $  228,128
                                                              ----------      ----------

Costs and expenses:
  Cost of sales                                                  115,767         126,513
  Selling, general and administrative expenses                    86,992          90,332
  Unusual operating expenses (Note 6)                              3,817             -
  Store closing charge (Note 6)                                      -             8,295
  Depreciation and amortization                                    6,513           6,899
                                                              ----------      ----------

                                                                 213,089         232,039
                                                              ----------      ----------

Operating loss                                                    (1,722)         (3,911)

Interest expense, net                                             14,184          13,130
                                                              ----------      ----------

Loss before income taxes                                         (15,906)        (17,041)

Income tax benefit                                                 5,605           6,005
                                                              ----------      ----------

Loss before extraordinary items                                  (10,301)        (11,036)

Extraordinary item, net of tax benefit of
  $1,090 (Note 6)                                                    -            (2,002)
                                                              ----------      ----------

Net loss                                                       $ (10,301)    $   (13,038)
                                                              ==========      ==========

Loss per common share (Note 5 and 6):
  Loss before extraordinary item                               $   (0.34)    $     (0.37)
  Extraordinary item                                                 -             (0.07)
                                                              ----------      ----------

Net loss per common share                                      $   (0.34)    $     (0.44)
                                                              ==========      ==========

Weighted average number of common shares outstanding          29,918,236      29,839,042
                                                              ==========      ==========

The accompanying notes are an integral part of these condensed financial statements.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                              Three Months Ended June 30,
                                                              ---------------------------
                                                                 1997              1996
                                                              -----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $  (10,301)        $ (13,038)
                                                              ---------          --------
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation                                                    3,822             3,970
  Amortization                                                    2,691             2,929
  Amortization of original issue discount on deferred
    debentures                                                      330               330
  Amortization of deferred financing fees                           735               397
  Other                                                           1,094               325
  Benefit for deferred taxes                                     (5,607)           (5,844)
  Extraordinary loss related to early redemption of
    debt, before tax benefit                                          -             3,092

  Changes in operating assets and liabilities:
    Decrease (increase) in:
      Receivables                                                 6,299            (5,079)
      Inventories                                                18,825           (20,845)
      Deposits and prepaid expenses                              (1,065)           (1,110)
      Income taxes receivable                                     2,299             5,739
      Other, net                                                     (8)               (3)
    Increase (decrease) in:
      Accounts payable, trade                                   (17,494)           18,486
      Accrued expenses and other liabilities                       (874)            3,304
      Income taxes payable                                          170                 -
      Other noncurrent liabilities                                 (247)            5,281
                                                              ---------          --------

        Total adjustments                                        10,970            10,972
                                                              ---------          --------

  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               669            (2,066)
                                                              ---------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                           (3,349)             (967)
  Proceeds from sale of property and equipment and
    other assets                                                  2,327               152
                                                              ---------          --------
   NET CASH USED IN INVESTING ACTIVITIES                         (1,022)             (815)
                                                              ---------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under Senior Secured Facilities                    250,035           103,400
  Repayments under Senior Secured Facilities                   (240,508)         (105,011)
  Principal payments on long-term debt                           (6,301)             (324)
  Principal payments under capital lease obligations               (968)           (1,260)
  Increase (decrease) in cash overdrafts                         (1,121)            2,967
  Payment of deferred financing fees                                -              (1,019)
                                                              ---------          --------

  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             1,137            (1,247)
                                                              ---------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                784            (4,128)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    9,267            12,755
                                                              ---------          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $  10,051          $  8,627
                                                              =========          ========

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

2.       CONSOLIDATED STATEMENTS OF CASH FLOWS:

         Supplemental disclosures of cash flow information (dollars in thousands):

                                             Three Months Ended
                                                 June 30,
                                     ----------------------------
                                        1997               1996
                                     ----------        ----------
         Interest paid               $  13,179         $   10,979
                                    ==========         ==========

         Income tax refunds, net     $  (2,470)        $   (6,991)
                                    ==========         ==========

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPARISON OF OPERATIONS

The following table sets forth LFI's results of operations expressed as a percentage of net sales for the periods indicated:

                                                       Percentage of Net Sales
                                                       -----------------------
                                                         THREE MONTHS ENDED
                                                              June 30,
                                                       -----------------------
                                                        1997              1996

Net sales                                              100.0 %           100.0 %

Cost of sales                                           54.8              55.5
                                                       ------            ------
Gross profit                                            45.2              44.5

Selling, general and administrative expenses            41.1              39.6

Unusual operating expenses                               1.8               -

Store closing charge                                     -                 3.6

Depreciation and amortization                            3.1               3.0
                                                       ------            ------

Operating loss                                          (0.8)             (1.7)

Interest expense                                         6.7               5.8
                                                       ------            ------

Loss before income taxes                                (7.5)             (7.5)

Income tax benefit                                       2.6               2.7
                                                       ------            ------

Loss before extraordinary items                         (4.9)             (4.8)

Extraordinary items, net of tax                          -                (0.9)
                                                       ------            ------

Net loss                                                (4.9)%            (5.7)%
                                                       ======            ======

Comparable store sales decrease                         (6.4)%            (5.7)%
                                                       ======            ======

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

                                                  LEVITZ FURNITURE INCORPORATED
                                                          (Registrant)

    Date:  August 11, 1997                         /S/    PATRICK J. NOLAN
                                                   ----------------------------
                                                          Patrick J. Nolan
                                                       Vice President and Chief
                                                          Financial Officer
                                       14

                                  EXHIBIT INDEX

                              Exhibits to Form 10-Q

           Number
       Exhibit Table                                                 Exhibit
       -------------                                                 -------

           10.44 Amendment No. 5 dated as of July 25, 1997 to the Credit Agreements among Levitz Furniture Corporation, et al. and BT Commercial Corporation, as agent.

             27               Financial Data Schedule.