Form 10-Q
period 1997-12-31
LEVITZ FURNITURE INC
filed 1998-02-13
CIK 902279

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _________ to _________

Commission File Number 1-12046

                          LEVITZ FURNITURE INCORPORATED
--------------------------------------------------------------------------------
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

                                 (561) 994-6006
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                 No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On January 31, 1998, there were 30,138,896 shares of the registrant's Common Stock outstanding of which 26,565,234 shares were Voting Common Stock and 3,573,662 shares were Non-Voting Common Stock, with 181,732 shares held by the registrant in its treasury. The decrease in 67,275 shares of Voting Common Stock and the corresponding increase in shares of treasury stock reflect the registrant's acquisition of those shares from an executive pursuant to a restricted stock agreement.

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

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

                                DECEMBER 31, 1997

TABLE OF CONTENTS                                                           PAGE
-----------------                                                           ----
PART I - FINANCIAL INFORMATION

       Item 1.      Financial Statements

              Consolidated Condensed Balance Sheets........................   3

              Consolidated Condensed Statements of Operations..............   4

              Consolidated Condensed Statements of Cash Flows..............   5

              Notes to Consolidated Condensed Financial Statements.........   6

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

              Comparison of Operations.....................................  13

              Liquidity and Capital Resources..............................  16

PART II - OTHER INFORMATION................................................  18

       Signatures   .......................................................  19

       Exhibit Index.......................................................  20

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                             DECEMBER 31,       MARCH 31,
                                                                 1997             1997
                                                             (Unaudited)
                                                             ------------       ---------
                         ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                  $     7,231       $     9,267
  Receivables                                                     27,934            37,358
  Inventories                                                    134,340           169,488
  Deposits and prepaid expenses                                    5,661             3,514
  Income taxes receivable                                              -             2,295
  Deferred income taxes                                            4,352               933
                                                             -----------       -----------
    Total current assets                                         179,518           222,859
                                                             -----------       -----------
PROPERTY AND EQUIPMENT, net                                      184,222           214,626
                                                             -----------       -----------
PROPERTY UNDER CAPITAL LEASES, net                               100,136           119,077
                                                             -----------       -----------
OTHER ASSETS:
  Receivable under account purchase agreement                    591,854           327,000
  Intangible leasehold interests                                  14,698            15,613
  Deferred financial fees                                          2,613            12,069
  Goodwill                                                         2,836            18,177
  Other                                                            3,953             4,947
                                                             -----------       -----------
                                                                 615,954           377,806
                                                             -----------       -----------
                                                             $ 1,079,830       $   934,368
                                                             ===========       ===========
         LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES NOT SUBJECT TO COMPROMISE

CURRENT LIABILITIES:
  Outstanding checks and cash overdrafts                     $    12,405       $    19,524
  Current portion of long-term debt                                1,734            11,193
  Current portion of obligations under capital leases                  -             3,398
  Accounts payable, trade                                         42,385            73,044
  Accrued expenses and other liabilities                          72,848            88,897
  Income taxes payable                                               108                 -
  Senior Secured Facilities                                            -            75,220
  DIP Facility                                                   128,338                 -
                                                             -----------       -----------
    Total current liabilities                                    257,818           271,276
                                                             -----------       -----------
LONG-TERM LIABILITIES:
  Long-term debt, net of current portion                           7,458           282,084
  Obligations under capital leases, net of current portion             -            74,466
  Obligations under account purchase agreement                   591,854           327,000
  Other                                                              684            24,424
  Deferred income taxes                                           17,242            49,190
                                                             -----------       -----------
    Total long-term liabilities                                  617,238           757,164
                                                             -----------       -----------
LIABILITIES SUBJECT TO COMPROMISE                                376,552                 -
                                                             -----------       -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Common stock, at par value                                         303               303
  Capital in excess of par                                       213,560           213,560
  Retained earnings (deficit)                                   (384,928)         (305,951)
  Deferred compensation                                             (425)           (1,169)
  Minimum pension liability                                            -              (637)
  Treasury stock, at cost                                           (299)             (178)
                                                             -----------       -----------
    Total stockholders' deficit                                 (171,778)          (94,072)
                                                             -----------       -----------
                                                             $ 1,079,830       $   934,368
                                                             ===========       ===========

The accompanying notes are an integral part of these condensed financial statements.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (Dollars in thousands except share data)
                                   (Unaudited)

                                                Three Months Ended           Nine Months Ended
                                                   December 31,                 December 31,
                                                1997          1996          1997          1996
                                           ------------  ------------  ------------  ------------
Net sales                                  $    232,592  $    272,007  $    651,217  $    737,281
                                           ------------  ------------  ------------  ------------
Costs and expenses:
  Cost of sales                                 129,591       151,031       362,130       407,871
  Selling, general and administrative
    expenses                                     98,910       102,970       283,658       290,262
  Unusual operating expenses (Note 5)                 -             -         7,217             -
  Store closing charge (Note 5)                       -             -             -         8,295
  Depreciation and amortization                   5,883         6,698        18,840        20,386
  Interest expense, net                           6,125        14,365        32,841        41,704
                                           ------------  ------------  ------------  ------------
                                                240,509       275,064       704,686       768,518
                                           ------------  ------------  ------------  ------------
Loss before reorganization items and
  income taxes                                   (7,917)       (3,057)      (53,469)      (31,237)

  Reorganization items:  (Note 4)
    Loss on store closings                        7,735             -        33,649             -
    Acceleration of goodwill amortization        14,975             -        14,975             -
    Professional fees                             3,516             -         4,230             -
                                           ------------  ------------  ------------  ------------
      Total                                      26,226             -        52,854             -

Loss before income taxes                        (34,143)       (3,057)     (106,323)      (31,237)

Income tax benefit                                7,715         1,076        33,151        11,006
                                           ------------  ------------  ------------  ------------
Loss before extraordinary items                 (26,428)       (1,981)      (73,172)      (20,231)

Extraordinary item, net of tax benefit
  of $2,630 in 1997 and $1,090 in
  1996 (Note 7)                                    (343)            -        (5,805)       (2,002)
                                           ------------  ------------  ------------  ------------
Net loss                                   $    (26,771) $     (1,981) $    (78,977) $    (22,233)
                                           ============  ============  ============  ============
Loss per common share (Notes 7 and 8):
  Loss before extraordinary item           $      (0.88) $      (0.07) $      (2.45) $      (0.68)
  Extraordinary item                              (0.01)            -         (0.19)        (0.07)
                                           ------------  ------------  ------------  ------------
  Net loss per common share                $      (0.89) $      (0.07) $      (2.64) $      (0.75)
                                           ============  ============  ============  ============
Weighted average number of common
  shares outstanding                         29,961,021    29,620,628    29,902,201    29,620,628
                                           ============  ============  ============  ============

The accompanying notes are an integral part of these condensed financial statements.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                           NINE MONTHS ENDED DECEMBER 31,
                                                           -----------------------------
                                                              1997               1996
                                                           ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $  (78,977)        $  (22,233)
                                                           ----------         ----------
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation                                                 11,273             11,823
  Amortization                                                  7,567              8,563
  Provision for deferred taxes                                (35,779)           (10,712)
  Loss (gain) on disposal of property and equipment               (50)                54
  Amortization of original issue discount on deferred
    debentures                                                    331              1,054
  Amortization of deferred financing fees                       1,774              1,892
  Amortization of deferred compensation                           744                545
  Pension expense                                                 930              1,377
  Other                                                           216                280
  Extraordinary loss related to early redemption of
    debt, before tax benefit                                    8,435              3,092
  Reorganization items, non-cash                               47,587                  -

  Changes in operating assets and liabilities:
    Decrease (increase) in:
      Receivables                                               8,480               (916)
      Inventories                                              33,648            (19,326)
      Deposits and prepaid expenses                            (2,251)            (1,026)
      Income taxes receivable                                   2,299              5,585
      Other, net                                                  325                 51
    Increase (decrease) in:
      Accounts payable, trade                                  10,190              4,396
      Accrued expenses and other liabilities                    9,783              9,397
      Income taxes payable                                        127                  -
      Other noncurrent liabilities                               (347)             2,710
                                                           ----------         ----------
        Total adjustments                                     105,282             18,839
                                                           ----------         ----------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          26,305             (3,394)
                                                           ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                         (9,749)            (7,596)
  Proceeds from sale of property and equipment and
    other assets                                               22,138                184
                                                           ----------         ----------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         12,389             (7,412)
                                                           ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit facilities                          729,305            822,606
  Repayments under credit facilities                         (750,766)          (800,376)
  Principal payments on long-term debt                         (6,347)            (3,530)
  Principal payments under capital lease obligations           (2,528)            (3,484)
  Increase (decrease) in cash overdrafts                       (7,119)             1,239
  Payment of deferred financing fees                           (3,165)           (10,866)
  Acquisition of treasury stock                                  (110)                 -
                                                           ----------         ----------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         (40,730)             5,589
                                                           ----------         ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                      (2,036)            (5,217)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  9,267             12,755
                                                           ----------         ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $    7,231         $    7,538
                                                           ==========         ==========

The accompanying notes are an integral part of these condensed financial statements.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                December 31, 1997

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

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. As a result of the Chapter 11 cases and circumstances relating to this event, including LFI's debt structure, its recurring losses, and current economic conditions, such realization of assets and liquidation of liabilities are subject to significant uncertainty. Additionally, the amounts reported on the consolidated condensed balance sheet could materially change because of changes in business strategies and the creation of a plan of reorganization, since such reported amounts do not give effect to adjustments to the carrying value of the underlying assets or amounts of liabilities that may ultimately result.

         In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position as of December 31, 1997, the results of operations and cash flows for the periods then ended. The results of operations for the period ended December 31, 1997, are not necessarily indicative of the results to be expected for the full year.

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

2.       LIABILITIES UNDER CHAPTER 11:

         In the Chapter 11 cases, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization to be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 cases have been segregated and classified as liabilities subject to compromise under reorganization proceedings in the consolidated condensed balance sheet. Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. Schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date as reflected in the Debtor's accounting records. LFI will notify all known claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court. A bar date is the date by which claims against LFI must be filed if the claimants wish to receive any distribution in the Chapter 11 cases. Differences between amounts shown by the Debtors and eventual claims filed by creditors will be investigated and will be either amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and accordingly are not presently determinable.

         Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other prepetition executory contracts, subject to Bankruptcy Court approval. Claims for damages resulting from the rejection of real estate leases and other executory contracts will be subject to separate bar dates. The Debtors have not reviewed all real estate leases for assumption or rejection. The Bankruptcy Court has approved an order on October 21, 1997 extending the time for which the Debtors may assume or reject unexpired leases of nonresidential real property to March 4, 1998. The liabilities subject to compromise include a reserve for an estimated amount that may be claimed by lessors for the stores that have been closed through January 8, 1998. The Debtors will continue to analyze their real estate leases and executory contracts and may assume or reject additional leases and contracts.

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

                                                                  DECEMBER 31,
                                                                      1997
                                                                  (DOLLARS IN
                  LIABILITIES SUBJECT TO COMPROMISE                THOUSANDS)
                  ---------------------------------                ----------
         Accounts payable, trade                                   $  39,904
         Accrued expenses                                             23,105
         13 3/8% Senior Notes due 10/15/98                            96,031 (1)
         9 5/8% Senior Subordinated Notes due 7/15/03                101,337 (1)
         Senior Deferred Coupon Debentures due 6/15/02                 8,716 (1)
         Financing on store building                                   4,000
         Obligations under capital leases                             65,875
         Reserve for lease rejection claims                           11,012
         Deferred rent on operating leases                             6,939
         Supplemental executive retirement programs                   13,168
         Employment agreement severance costs                          2,881
         General liability claims                                        736
         Reserve for previous store closings                           2,848
                                                                   ---------
                                                                   $ 376,552
                                                                   =========

         (1) Includes accrued interest at September 4, 1997.

         As a result of the Chapter 11 filing, no principal or interest payments will be made on most prepetition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the court and becomes effective. Interest on prepetition obligations has not been accrued after the Petition Date except that interest expense and principal payments will continue to be recorded on capital lease obligations unless the leases are rejected by the Debtors. Contractual interest expense of $7.5 million was not recorded on certain prepetition debt for the nine month period ended December 31, 1997.

         As of the Petition Date, LFI's debt consisted of the following (dollars in thousands):

                                                  MATURITY
                DESCRIPTION                         DATE           AMOUNT
                -----------                         ----           ------
         Senior Secured Facilities              July 1, 2001     $ 152,299
         9 5/8% Senior Subordinated Notes      July 15, 2003       100,000
         13 3/8% Senior Notes                 October 15, 1998      91,267
         Mortgages                                various           13,180
         Senior Deferred Coupon Debentures     June 15, 2002         8,439
                                                                 ---------
             Total                                                 365,185
                                                                 ---------
         Obligations under capital leases         various           76,678
                                                                 ---------
             Total debt                                          $ 441,863
                                                                 =========

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

         The maximum borrowings, excluding the term commitments, under the DIP Facility are limited to 85% of eligible accounts receivable, 75% of eligible inventory (as defined in the DIP Facility) and a fixed asset sublimit which will be permanently reduced by the sale of fixed assets and leasehold interests. The maximum borrowings at January 31, 1998 were $223.6 million. Availability under the DIP Facility at January 31, 1998 reduced by $14.5 million of stand-by letters of credit was $85.8 million.

         The DIP Facility is secured by substantially all of the assets of Levitz and its subsidiaries and a perfected pledge of stock of all Levitz's subsidiaries. The DIP Facility contains restrictive covenants including, among other things, the maintenance of minimum earnings before interest, taxes, depreciation and amortization as defined (EBITDA), limitations on the incurrence of additional indebtedness, liens, contingent obligations, sale of assets, capital expenditures and a prohibition on paying dividends. On October 9 and December 30, 1997, the DIP Facility was amended to include, among other things, a decrease in the minimum EBITDA requirements through March 1998 and an increase in the capital expenditure limit through March 1998. LFI and Levitz are currently in compliance with the DIP Facility covenants as amended.

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

         Effective January 1, 1997, Levitz was required to account for the transactions under the previous GECC Agreement in accordance with the Financial Accounting Standards Board, "Statement of Financial Accounting Standards (SFAS) No. 125". Prior to January 1, 1997 Levitz accounted for these transactions under SFAS No. 77. The GECC Agreement expires on October 31, 1999 and may require Levitz to repurchase the outstanding customer credit obligations at the expiration date. There is significant doubt as to Levitz's ability to repurchase the outstanding customer credit obligations due to the Chapter 11 filing and current financial condition. The maturity date (on a contractual basis) of substantially all of such customer credit obligations is now beyond the GECC Agreement expiration date. Consequently, Levitz is required to account for these transactions as a secured borrowing with a pledge of collateral rather than as a sale for financial reporting purposes. Levitz has recorded $591.9 million as a Receivable under Account Purchase Agreement and an offsetting obligation under Account Purchase Agreement in its current financial statements. See Note 5.

         Levitz is exposed to market risks under the terms of the GECC Agreement. Levitz may pay a fee or may receive income, based on the relationship among the interest earned on the portfolio, the amount of the promotional discount fees, the amount of the servicing fee, the prime rate, and to a limited extent, credit losses. For the nine month periods ended December 31, 1997 and 1996, Levitz recorded income under the GECC Agreement of $9.6 million and $10.1 million, respectively. These amounts are included in selling, general and administrative expenses.

         In accordance with the GECC Agreement, Levitz and GECC are in the process of negotiating substantive changes to the GECC Agreement. Levitz is also engaged in discussions with another party to finance and service its customer credit obligations. The outcome of these discussions and negotiations are not predictable, consequently the impact on the financial statements are not known.

4.       REORGANIZATION ITEMS:

         Reorganization items for the period ended December 31, 1997 were as follows (dollars in thousands):

                                                              December 31,
                  Reorganization items                            1997

         Estimated loss on store closings                      $ 33,649
         Acceleration of goodwill amortization                   14,975
         Professional fees                                        4,230
                                                               --------
                                                               $ 52,854
                                                               ========

         During October, 1997, Levitz closed eighteen stores in under-performing markets. An estimated loss was recognized which includes the writedown of property, capital lease assets, furniture and fixtures to their net realizable values and provisions for continuing expenses and severance pay.

         On January 9, 1998, Levitz sold substantially all of the assets of the John M. Smyth Company, a wholly-owned subsidiary of Levitz, which operated five store locations in the Chicago, Illinois vicinity. The gross proceeds from the sale which includes reimbursed amounts were approximately $35.6 million. The proceeds were used to pay mortgages, accounts payable, accrued liabilities and reduce borrowings under the DIP Facilities. In December 1997, Levitz recognized a loss of $18.0 million on the sale of the assets which also included the write-off of plant, property and equipment, lease rejection claims, continuing expenses, severance costs and the acceleration of goodwill amortization.

         Professional fees include accounting, legal and consulting services provided to LFI and the Creditors' Committee which, subject to court approval, are required to be paid by LFI while it is in Chapter 11.

5.       UNUSUAL OPERATING EXPENSES AND STORE CLOSING CHARGE:

         During the nine month period ended December 31, 1997, LFI accrued a charge for future payroll and employee benefit costs of $1.3 million in connection with an employment agreement upon the resignation of an officer. Additionally, LFI recorded a $5.9 million write-off of the future service revenue receivable under the GECC Agreement since Levitz is required to account for the transfer of assets under the GECC Agreement as a secured borrowing with a pledge of collateral rather than as a sale for financial reporting purposes.

         During the nine month period ended December 31, 1996, Levitz closed five satellite stores. The store closing charge of $8.3 million includes the reduction of the carrying value of the store assets to their estimated fair value net of selling expenses as well as reserves for future rental payments under operating lease agreements.

6.       INCOME TAXES:

         LFI has recorded a deferred tax asset (benefit) for its cumulative net operating loss (NOL) for the nine month period ended December 31, 1997. The cumulative NOL benefit at December 31, 1997, which is exclusively provided for Federal tax purposes, is supported by deferred tax credits which are projected to turn during the Federal carryforward period. LFI is limited to the amount of future NOL's it can benefit and may have to start providing offsetting allowances. Additionally, if LFI has any NOL carryforwards when it emerges from bankruptcy, there could be limitations placed on the realization of these NOL's.

7.       EXTRAORDINARY ITEM:

         On September 5, 1997, LFI incurred a before-tax extraordinary loss of $8.4 million on the write-off of deferred financing fees related to the termination of the Senior Secured Facilities. The after-tax loss was $5.8 million or $0.19 per share. In the period ended December 31, 1996, LFI incurred a before-tax extraordinary loss of $3.1 million on the write-off of deferred financing fees related to the termination of the previous bank credit agreement, the after-tax loss was $2.0 million or $0.07 per share.

8.       EARNINGS PER COMMON SHARE:

         Earnings per common share is based on the weighted average number of common shares outstanding during each period presented. Prior period earnings per share data has been restated in accordance with the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". Per-share amounts, assuming dilution, are not shown since LFI incurred losses for all periods presented.

9.       CONSOLIDATED STATEMENTS OF CASH FLOWS:

         Supplemental disclosures of cash flow information (dollars in thousands):

                                                       NINE MONTHS ENDED
                                                          DECEMBER 31,
                                                   --------------------------
                                                     1997              1996
                                                   --------          --------
         Interest paid, net                        $ 32,105          $ 39,347
                                                   ========          ========
         Income tax refunds, net                   $ (2,427)         $ (6,968)
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPARISON OF OPERATIONS

The following table sets forth LFI's results of operations expressed as a percentage of net sales for the periods indicated:

                                               PERCENTAGE OF NET SALES
                                       --------------------------------------
                                       THREE MONTHS ENDED   NINE MONTHS ENDED
                                          DECEMBER 31,         DECEMBER 31,
                                       ------------------   -----------------
                                         1997      1996      1997      1996
                                        -----     -----     -----     -----
Net sales                               100.0 %   100.0 %   100.0 %   100.0 %

Cost of sales                            55.7      55.5      55.6      55.3
                                        -----     -----     -----     -----

Gross profit                             44.3      44.5      44.4      44.7

Selling, general and administrative
  expenses                               42.5      37.8      43.6      39.4

Unusual operating expenses                  -         -       1.1         -

Store closing charge                        -         -         -       1.1

Depreciation and amortization             2.6       2.5       2.9       2.8

Interest expense                          2.6       5.3       5.0       5.6
                                        -----     -----     -----     -----

Loss before reorganization items
  and income taxes                       (3.4)     (1.1)     (8.2)     (4.2)

Reorganization items                    (11.3)        -      (8.1)        -
                                        -----     -----     -----     -----

Loss before income taxes                (14.7)     (1.1)    (16.3)     (4.2)

Income tax benefit                        3.3       0.4       5.1       1.5
                                        -----     -----     -----     -----

Loss before extraordinary items         (11.4)     (0.7)    (11.2)     (2.7)

Extraordinary items, net of tax          (0.1)        -      (0.9)     (0.3)
                                        -----     -----     -----     -----

Net loss                                (11.5)%    (0.7)%   (12.1)%    (3.0)%
                                        =====     =====     =====     =====

Comparable store sales                   (6.7)%     2.0 %    (8.0)%    (3.0)%
                                        =====     =====     =====     =====

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996

Net sales of $232.6 million for the three month period ended December 31, 1997 decreased $39.4 million or 14.5% over net sales of $272.0 million in the same period for the prior year. Sales on a comparable store basis decreased 6.7%. The decrease in net sales of 14.5% is primarily attributable to the closing of eighteen stores in under-performing markets during October 1997. Management is in the process of implementing a new merchandise and advertising strategy which includes improving the product mix, the implementation of a mechanized re-order system, a shift in the media mix towards radio and television as the most effective media of competitive response and increased emphasis on direct mail due to its ability to target the core customer. The implementation of this strategy is intended to stabilize and improve comparable store sale performance.

Gross profit as a percentage of net sales decreased to 44.3% for the three month period ended December 31, 1997 compared to 44.5% in the same period for the prior year. The decrease reflects an increase in sales of clearance merchandise and percentage-off sales due to the current process of changing the merchandise assortment and product mix.

Selling, general and administrative (SG&A) expenses decreased $4.1 million for the three month period ended December 31, 1997 as compared to the same period for the prior year. As a percentage of net sales, SG&A expenses increased to 42.5% from 37.8%, respectively. SG&A expenses decreased by approximately $7.8 million due to the closing of eighteen store locations during October 1997. This was offset by an increase in advertising expense of $3.7 million. The percentage increase in SG&A was caused by the decline in net sales as previously noted.

Depreciation and amortization expense decreased $0.8 million for the three month period ended December 31, 1997 from the same period for the prior year primarily due to the store closings.

Interest expense for the three month period ended December 31, 1997 decreased $8.2 million or 57.4% from the same period for the prior year. As a percentage of net sales, interest expense decreased to 2.6% from 5.3%, respectively. As a result of the Chapter 11 filing, LFI did not record contractual interest expense of $5.8 million.

As a result of the aforementioned factors, loss before reorganization items and income taxes for the three month period ended December 31, 1997 amounted to $7.9 million or 3.4% of net sales as compared to a loss of $3.1 million or 1.1% of net sales for the same period of the prior year.

Reorganization items for the three month period ended December 31, 1997 included a loss of approximately $18.0 million from the sale of substantially all the assets of John M. Smyth Company, a wholly-owned subsidiary, on January 9, 1998. The loss included the write-off of plant, property and equipment, lease rejection claims, continuing expenses, severance costs and the acceleration of goodwill amortization. Also, included were professional fees of $3.5 million for accounting, legal and consulting services provided to LFI and the Creditors' Committee while LFI is in Chapter 11.

Income tax benefit for the three month period ended December 31, 1997 was $7.7 million or 3.3% of net sales as compared to an income tax benefit of $1.1 million or 0.4% of net sales for the same period of the prior year. The effective tax rate was 22.6% for the three month period ended December 31, 1997 as compared to a 35.2% effective tax rate for the same period of the prior year. The decrease in the rate is attributable to permanent differences for the acceleration of goodwill amortization and professional fees provided to LFI and the Creditors' Committee while LFI is in Chapter 11. LFI has been able to record a benefit for its current NOL since there are sufficient deferred tax credits that are projected to turn during the Federal carryforward period. However, future NOL benefits may have to be offset by allowances. Additionally, if LFI has any NOL carryforwards when it emerges from bankruptcy, there could be limitations placed on the realization of these NOL's.

The extraordinary loss of $0.3 million for the three month period ended December 31, 1997 was a result of an adjustment to the effective tax rate as a result of the permanent differences discussed above.

Net loss for the three month period ended December 31, 1997 was $26.8 million or 11.5% of net sales as compared to a net loss of $2.0 million or 0.7% of net sales for the same period of the prior year.

NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1996

Net sales of $651.2 million for the nine month period ended December 31, 1997 decreased $86.1 million or 11.7% over net sales of $737.3 million in the same period for the prior year. Sales on a comparable store basis decreased 8.0%. The decrease in net sales is attributable to the slow-down in shipments by merchandise vendors prior to the Petition Date and the closing of eighteen store locations during October 1997. Management is in the process of implementing a new merchandise and advertising strategy which includes improving the product mix, the implementation of a mechanized re-order system, a shift in the media mix towards radio and television as the most effective media of competitive response and increased emphasis on direct mail due to its ability to target the core customer. The implementation of this strategy is intended to stabilize and improve comparable store sale performance.

Gross profit as a percentage of net sales decreased to 44.4% for the nine month period ended December 31, 1997 compared to 44.7% in the same period for the prior year. The decrease reflects an increase in sales of clearance merchandise and percentage-off sales due to the slow-down in shipments of merchandise prior to the Petition Date and the current process of changing the merchandise assortment.

Selling, general and administrative (SG&A) expenses decreased $6.6 million for the nine month period ended December 31, 1997 as compared to the same period for the prior year. SG&A expenses decreased by approximately $7.8 million due to the closing of eighteen store locations in October 1997 and a decrease of other expenses of approximately $2.7 million. This was offset by an increase in advertising expense of $3.9 million. As a percentage of net sales, SG&A expenses increased to 43.6% from 39.4%, respectively. The percentage increase in SG&A was caused by the decline in net sales.

During the nine month period ended December 31, 1997, Levitz recorded a $5.9 million charge as an unusual operating expense for the write-off of the future service revenue receivable under the GECC Agreement since Levitz is now required to account for the transfers of assets under the GECC Agreement as a secured borrowing with a pledge of collateral rather than as a sale for financing reporting purposes. Also, Levitz recorded a $1.3 million charge for the settlement of an employment agreement upon resignation of an officer.

The store closing charge of $8.3 million for the nine month period ended December 31, 1996 includes the reduction of the carrying value of the store assets to the estimated fair value net of selling expenses as well as reserves for future rental payments under operating lease agreements. Five satellite stores were closed in October 1996.

Interest expense for the nine month period ended December 31, 1997 decreased $8.9 million or 21.3% from the same period for the prior year. As a percentage of net sales, interest expense decreased to 5.0% from 5.6%, respectively. As a result of the Chapter 11 filing, LFI did not record contractual interest expense of $7.5 million.

As a result of the aforementioned factors, loss before reorganization items and income taxes for the nine month period ended December 31, 1997 amounted to $53.5 million or 8.2% of net sales as compared to a loss of $31.2 million or 4.2% of net sales for the same period of the prior year.

Reorganization items for the nine month period ended December 31, 1997 included an estimated reserve for store closings of $23.4 million for the closing of eighteen stores, an estimated loss of $7.7 million on the sale of substantially all the assets of JMS, the acceleration of goodwill amortization of $15.0 million, professional fees of $3.8 million for accounting, legal and consulting services provided to LFI and the Creditors' Committee while LFI is in Chapter 11 and $2.9 million of other expenses related to the bankruptcy. The store closing reserve and loss on the sale of JMS assets include the writedown of property, capital lease assets, furniture and fixtures to their net realizable values and includes provisions for lease rejection claims, continuing expenses and severance pay.

Income tax benefit for the nine month period ended December 31, 1997 was $33.2 million or 5.1% of net sales as compared to an income tax benefit of $11.0 million or 1.5% of net sales for the same period of the prior year. The effective tax rate was 31.2% for the nine month period ended December 31, 1997 as compared to 35.2% for the same period of the prior year. The decrease in the rate is attributable to permanent differences for the acceleration of goodwill amortization and professional fees provided to LFI and the Creditors' Committee while LFI is in Chapter 11. LFI has been able to record a benefit for its current NOL since there are sufficient deferred tax credits that are projected to turn during the Federal carryforward period. However, future NOL benefits may have to be offset by allowances. Additionally, if LFI has any NOL carryforwards when it emerges from bankruptcy, there could be limitations placed on the realization of these NOL's.

The extraordinary loss net of tax benefit was $5.8 million or 0.9% of net sales for the nine month period ended December 31, 1997. The extraordinary loss was due to the write-off of deferred financing fees related to the Senior Secured Facilities. The extraordinary loss for the same period of the prior year net of tax benefit was $2.0 million. The extraordinary loss was due to the write-off of deferred financing fees related to the previous bank credit agreement.

Net loss for the nine month period ended December 31, 1997 was $79.0 million or 12.1% of net sales as compared to a net loss of $22.2 million or 3.0% of net sales for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

LFI's only material asset is the common stock of Levitz and, therefore, its ability to pay cash dividends, interest and principal, is dependent upon dividends and other payments from Levitz. LFI's ability to obtain cash from Levitz is restricted by the DIP Facility, the indentures relating to Levitz's outstanding indebtedness and Florida law. LFI's only outstanding obligations are $8.4 million of Senior Deferred Coupon Debentures due June 15, 2002.

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

Levitz's net cash from operations during the nine month period ended December 31, 1997 increased $29.7 million over the same period of the prior year due to the Chapter 11 filing. Requirements for the payment of unsecured debt, accounts payable and other liabilities that arose prior to the Chapter 11 filing are in most cases stayed while Levitz is under the protection of the Bankruptcy Court. The Bankruptcy Court has issued orders authorizing the payment of prepetition wages, employee benefits and other payments that are essential to the daily operations of Levitz. The remaining prepetition liabilities of $376.6 million have been classified as liabilities subject to compromise under the reorganization proceedings in the consolidated condensed balance sheet as of December 31, 1997.

Receivables other than receivables under account purchase agreement decreased $8.5 million from March 31, 1997 to December 31, 1997. Trade receivables declined $2.6 million primarily due to the reduction in net sales and the day of the week in which the month ends. The write-off of the future service revenue receivable due to the loss of sale accounting treatment under the GECC Agreement was $5.9 million. Inventory decreased $33.6 million due to a planned reduction in the first three months of the current fiscal year and the sale of inventory to a liquidator on the closing of eighteen store locations.

Capital expenditures for the nine month period ended December 31, 1997 were for the renovation and maintenance of existing store facilities. The reduction in property and equipment and property under capital leases was due to the write-off to net realizable value of the 18 stores which were closed during October 1997. Levitz has no plans to open any new stores during the fiscal year ending March 31, 1998. Proceeds from the sale of property and equipment includes $2.3 million for the sale of two idle facilities that were sold prior to the Petition Date and $19.8 million for the sale of the North Avenue, Chicago, Illinois store and the corporate offices in Boca Raton, Florida.

Net cash used in financing activities of $40.7 million included repayments of debt under the Senior Secured Facilities and the DIP Facility of $21.5 million, $8.9 million of principal payments on mortgages and capital lease obligations and a $3.2 million payment for deferred financing fees relating to the DIP Facility. The decrease in outstanding checks of $7.1 million is primarily due to the Chapter 11 filings and the timing of payments.

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

The maximum borrowings, excluding the term note, under the DIP Facility are limited to 85% of eligible accounts receivable, 75% of eligible inventory (as defined in the DIP Facility) and a fixed asset sublimit which will be permanently reduced by the sale of fixed assets and leasehold interests. The maximum borrowings at January 31, 1998 were $223.6 million. Availability under the DIP Facility at December 30, 1997 reduced by $14.5 million in stand-by letters of credit was $85.8 million. On October 9 and December 30, 1997, the DIP Facility was amended to include, among other things, an increase in the minimum EBITDA requirements through March 1998 and an increase in the capital expenditure limit through March 1998. LFI and Levitz are currently in compliance with the DIP Facility covenants as amended.

On September 5, 1997 Levitz and General Electric Capital Corporation ("GECC") entered into a Second Amended and Restated Account Purchase and Credit Card Program Agreement (the "GECC Agreement"), whereby GECC is required to purchase Levitz's customer credit obligations, subject to certain restrictions, without recourse up to a maximum investment of $900.0 million. The GECC Agreement expires on October 31, 1999 and may require Levitz to repurchase the outstanding customer credit obligations at the expiration date. There is significant doubt as to Levitz's ability to repurchase the outstanding customer credit obligations due to the Chapter 11 filing and current financial condition.

Levitz is exposed to market risks under the terms of the GECC Agreement. Levitz may pay a fee or may receive income, based on the relationship among the interest earned on the portfolio, the amount of the promotional discount fees, the amount of the servicing fee, the prime rate, and to a limited extent, credit losses. For the nine month periods ended December 31, 1997 and 1996, Levitz recorded income under the GECC Agreement of $9.6 million and $10.1 million, respectively. These amounts are included in selling, general and administrative expenses.

In accordance with the GECC Agreement, Levitz and GECC are in the process of negotiating substantive changes to the GECC Agreement. Levitz is also engaged in discussions with another party to finance and service its customer credit obligations. The outcome of these discussions and negotiations are not predictable, consequently the impact on the financial statements are not known.

PART II OTHER INFORMATION:

Item 1.           Legal Proceedings.

                  See the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997 for information concerning the filing by the Registrant and several of its subsidiaries of voluntary petitions for relief under Chapter 11, Title 11 of the United States Code.

Item 3.           Default Upon Senior Securities.

                  See the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997 for information concerning a default on Levitz Furniture Corporation's ("Levitz's") 13 3/8% Senior Notes due October 15, 1998, Levitz's 9 5/8% Senior Subordinated Notes due July 15, 2003 and Levitz Furniture Incorporated's Senior Deferred Coupon Debentures due June 15, 2002.

Item 5.           Other Information.

                  The New York Stock Exchange (the "NYSE") removed from listing and registration the common stock of LFI effective at the opening of the trading session on December 3, 1997 pursuant to an Order dated December 2, 1997 of the Securities and Exchange Commission granting the application for removal by the NYSE.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a) Exhibit 10.49: Amendment No. 2 dated as of December 30, 1997 to the Postpetition Credit Agreement among Levitz Furniture Incorporated, et al. and BT Commercial Corporation, as Agent.

                           Exhibit 27:  Financial Data Schedule

                  (b)      Report on Form 8-K:

                           On January 20, 1998, the registrant filed a report on Form 8-K reporting under Item 5. "Other Events" the consummation of the sale by Levitz Furniture Corporation and its wholly-owned subsidiary John M. Smyth Company (JMS) of substantially all of the assets of JMS to Heilig-Meyers Company.

                                   SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              LEVITZ FURNITURE INCORPORATED
                                                      (Registrant)

    Date:  February 13, 1998               /s/    LAWRENCE R. MCDEVITT
                                           -----------------------------------
                                                  Lawrence R. McDevitt
                                           Asst. Treasurer and Asst. Secretary
                                                Chief Accounting Officer

                                  EXHIBIT INDEX

                              Exhibits to Form 10-Q

    NUMBER
EXHIBIT TABLE                                                 EXHIBIT
-------------                                                 -------
    10.49 Amendment No. 2 dated as of December 30, 1997 to the Postpetition Credit Agreement among Levitz Furniture Incorporated, et al. and BT Commercial Corporation, as agent.

    27               Financial Data Schedule.