Form 10-Q/A
period 1997-12-31
LEVITZ FURNITURE INC
filed 1998-02-24
CIK 902279

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                             DECEMBER 31,       MARCH 31,
                                                                 1997             1997
                                                             (Unaudited)
                                                             ------------       ---------
                         ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                  $     7,231       $     9,267
  Receivables                                                     27,934            37,358
  Inventories                                                    134,340           169,488
  Deposits and prepaid expenses                                    5,661             3,514
  Income taxes receivable                                              -             2,295
  Deferred income taxes                                            4,352               933
                                                             -----------       -----------
    Total current assets                                         179,518           222,859
                                                             -----------       -----------
PROPERTY AND EQUIPMENT, net                                      184,222           214,626
                                                             -----------       -----------
PROPERTY UNDER CAPITAL LEASES, net                               100,136           119,077
                                                             -----------       -----------
OTHER ASSETS:
  Receivable under account purchase agreement                    591,854           327,000
  Intangible leasehold interests                                  14,698            15,613
  Deferred financial fees                                          2,613            12,069
  Goodwill                                                         2,836            18,177
  Other                                                            3,953             4,947
                                                             -----------       -----------
                                                                 615,954           377,806
                                                             -----------       -----------
                                                             $ 1,079,830       $   934,368
                                                             ===========       ===========
         LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES NOT SUBJECT TO COMPROMISE

CURRENT LIABILITIES:
  Outstanding checks and cash overdrafts                     $    12,405       $    19,524
  Current portion of long-term debt                                1,734            11,193
  Current portion of obligations under capital leases                  -             3,398
  Accounts payable, trade                                         42,385            73,044
  Accrued expenses and other liabilities                          72,848            88,897
  Income taxes payable                                               108                 -
  Senior Secured Facilities                                            -            75,220
  DIP Facility                                                   128,338                 -
                                                             -----------       -----------
    Total current liabilities                                    257,818           271,276
                                                             -----------       -----------
LONG-TERM LIABILITIES:
  Long-term debt, net of current portion                           7,458           282,084
  Obligations under capital leases, net of current portion             -            74,466
  Obligations under account purchase agreement                   591,854           327,000
  Other                                                              684            24,424
  Deferred income taxes                                           17,242            49,190
                                                             -----------       -----------
    Total long-term liabilities                                  617,238           757,164
                                                             -----------       -----------
LIABILITIES SUBJECT TO COMPROMISE                                376,552                 -
                                                             -----------       -----------
COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' DEFICIT:
  Common stock, at par value                                         303               303
  Capital in excess of par                                       213,560           213,560
  Retained earnings (deficit)                                   (384,928)         (305,951)
  Deferred compensation                                             (425)           (1,169)
  Minimum pension liability                                            -              (637)
  Treasury stock, at cost                                           (288)             (178)
                                                             -----------       -----------
    Total stockholders' deficit                                 (171,778)          (94,072)
                                                             -----------       -----------
                                                             $ 1,079,830       $   934,368
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

                                              LEVITZ FURNITURE INCORPORATED
                                                      (Registrant)


    Date:  February 24, 1998               /s/    LAWRENCE R. MCDEVITT
                                           -----------------------------------
                                                  Lawrence R. McDevitt
                                           Asst. Treasurer and Asst. Secretary
                                                Chief Accounting Officer

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