Form 10-Q
period 1998-06-30
LEVITZ FURNITURE INC
filed 1998-08-13
CIK 902279

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________ to _________


Commission File Number 1-12046

                          LEVITZ FURNITURE INCORPORATED
              ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                             23-2351830
------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

7887 NORTH FEDERAL HIGHWAY, BOCA RATON, FL                          33487-1613
------------------------------------------                          ----------
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

On July 31, 1998, there were 30,138,896 shares of the registrant's Common Stock outstanding of which 26,565,234 shares were Voting Common Stock and 3,573,662 shares were Non-Voting Common Stock, with 181,732 shares held by the registrant in its treasury.

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF THE COMPANY, INCLUDING STATEMENTS UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS". THESE FORWARD LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES. NO ASSURANCE CAN BE GIVEN THAT ANY OF SUCH MATTERS WILL BE REALIZED. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THE FOLLOWING POSSIBILITIES: (1) BANKRUPTCY OR DISTRICT COURT ACTIONS OR PROCEEDINGS RELATED TO THE BANKRUPTCY OF LFI AND ITS SUBSIDIARIES;
(2) COMPETITIVE PRESSURE IN LFI's INDUSTRY; (3) GENERAL ECONOMIC CONDITIONS; (4) CHANGES IN THE FINANCIAL MARKETS AFFECTING LFI's FINANCIAL STRUCTURE AND LFI's COST OF CAPITAL AND BORROWED MONEY; (5) INVENTORY RISKS DUE TO CHANGES IN MARKET DEMAND OR LFI'S BUSINESS STRATEGIES; (6) CHANGES IN EFFECTIVE TAX RATES; AND (7) UNCERTAINTIES INHERENT IN LFI'S OPERATIONS. LFI HAS NO DUTY UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 TO UPDATE THE FORWARD LOOKING STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

                                  JUNE 30, 1998

TABLE OF CONTENTS                                                        PAGE
-----------------                                                        ----

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets.........................    3

         Consolidated Condensed Statements of Operations...............    4

         Consolidated Condensed Statements of Cash Flows...............    5

         Notes to Consolidated Condensed Financial Statements..........    6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations

         Comparison of Operations......................................   12

         Liquidity and Capital Resources...............................   14

PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K........................    17

     Signatures   ....................................................    18

     Exhibit Index....................................................    19

ITEM 1.  Financial Statements

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)
                                                              JUNE 30,       MARCH 31,
                                                                1998           1998
                                                            (UNAUDITED)
                                                             -----------    -----------
                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                 $     4,932    $     5,339
  Receivables                                                    22,729         24,118
  Inventories                                                   137,113        142,618
  Deposits and prepaid expenses                                   4,471          3,442
  Deferred income taxes                                           1,635          3,521
                                                            -----------    -----------
    Total current assets                                        170,880        179,038
                                                            -----------    -----------

PROPERTY AND EQUIPMENT, net                                     141,065        143,249
                                                            -----------    -----------

PROPERTY UNDER CAPITAL LEASES, net                               90,978         92,721
                                                            -----------    -----------

OTHER ASSETS:
  Receivable under account purchase agreement                   530,653        554,322
  Intangible leasehold interests                                 13,632         14,151
  Deferred financing fees                                         1,508          2,061
  Property held for disposal                                     14,548         17,766
  Other                                                           3,505          3,496
                                                            -----------    -----------
                                                                563,846        591,796
                                                            -----------    -----------
                                                            $   966,769    $ 1,006,804
                                                            ===========    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Cash overdrafts                                           $    10,935    $    16,395
  Current portion of long-term debt                               1,524          1,333
  Accounts payable, trade                                        22,476         30,511
  Accrued expenses and other liabilities                         74,715         55,847
  Income taxes payable                                              215            231
  DIP Facility                                                  167,671        148,381
                                                            -----------    -----------
    Total current liabilities                                   277,536        252,698
                                                            -----------    -----------

LONG-TERM DEBT, net of current portion                            5,481          5,702
                                                            -----------    -----------

OBLIGATION UNDER ACCOUNT PURCHASE AGREEMENT                     530,653        554,322
                                                            -----------    -----------

OTHER NONCURRENT LIABILITIES                                        684            684
                                                            -----------    -----------

DEFERRED INCOME TAXES                                             7,863          9,767
                                                            -----------    -----------

LIABILITIES SUBJECT TO COMPROMISE                               368,459        369,692
                                                            -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Common stock, at par value                                        303            303
  Capital in excess of par                                      213,560        213,560
  Retained earnings (deficit)                                  (437,312)      (399,338)
  Deferred compensation                                            (170)          (298)
  Treasury stock, 181,732 shares at cost                           (288)          (288)
                                                            -----------    -----------
    Total stockholders' deficit                                (223,907)      (186,061)
                                                            -----------    -----------
                                                            $   966,769    $ 1,006,804
                                                            ===========    ===========

         The accompanying notes are an integral part of these condensed financial statements.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (Dollars in thousands except share data)
                                   (Unaudited)

                                                       THREE MONTHS ENDED JUNE 30,
                                                            1998           1997
                                                       ------------    ------------
Net sales                                              $    176,481    $    211,367
                                                       ------------    ------------
Costs and expenses:
  Cost of sales                                              97,182         115,767
  Selling, general and administrative expenses               81,833          86,992
  Unusual operating expenses                                   --             3,817
  Depreciation and amortization                               5,192           6,513
  Interest expense, net                                       7,501          14,184
                                                       ------------    ------------

                                                            191,708         227,273
                                                       ------------    ------------

Loss before reorganization items and income taxes           (15,227)        (15,906)
                                                       ------------    ------------

Reorganization items:
  Loss on store closings                                     21,135            --
  Professional fees                                           1,612            --
                                                        ------------    ------------
                                                             22,747            --
                                                       ------------    ------------

Loss before income taxes                                    (37,974)        (15,906)

Income tax benefit                                             --             5,605
                                                       ------------    ------------

Net loss                                               $    (37,974)   $    (10,301)
                                                       ============    ============

Loss per common share                                  $      (1.27)   $      (0.34)
                                                       ============    ============

Weighted average number of common shares outstanding     29,988,896      29,840,171
                                                       ============    ============

         The accompanying notes are an integral part of these condensed financial statements.


                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                          THREE MONTHS ENDED JUNE 30,
                                                          ---------------------------
                                                               1998         1997
                                                            ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $ (37,974)   $ (10,301)
                                                            ---------    ---------
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation                                                  3,162        3,822
  Amortization                                                  2,030        2,691
  Amortization of original issue discount on deferred
    debentures                                                   --            330
  Amortization of deferred financing fees                         553          735
  Amortization of deferred compensation                           128          488
  Pension expense                                                 101          486
  Other                                                           106          104
  Loss on disposal of property and equipment                        2           16
  Reorganization items, non-cash                               16,133         --
  Deferred tax benefit                                           --         (5,607)

  Changes in operating assets and liabilities:
    Decrease (increase) in:
      Receivables                                               2,073        6,299
      Inventories                                               5,505       18,825
      Deposits and prepaid expenses                            (1,029)      (1,065)
      Income taxes receivable                                    --          2,299
      Other, net                                                   14           (8)
    Increase (decrease) in:
      Accounts payable, trade                                  (9,281)     (17,494)
      Accrued expenses and other liabilities                    2,326         (874)
      Income taxes payable                                        (34)         170
      Other noncurrent liabilities                               (221)        (247)
                                                            ---------    ---------

        Total adjustments                                      21,568       10,970
                                                            ---------    ---------

  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (16,406)         669
                                                            ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                         (1,365)      (3,349)
  Proceeds from sale of property and equipment and
    other assets                                                4,334        2,327
                                                            ---------    ---------

   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          2,969       (1,022)
                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit facilities                          220,933      250,035
  Repayments under credit facilities                         (201,748)    (240,508)
  Principal payments on long-term debt                            (31)      (6,301)
  Principal payments under capital lease obligations             (664)        (968)
  Decrease in cash overdrafts                                  (5,460)      (1,121)
                                                            ---------    ---------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                    13,030        1,137
                                                            ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (407)         784

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  5,339        9,267
                                                            ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $   4,932    $  10,051
                                                            =========    =========

         The accompanying notes are an integral part of these condensed financial statements.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  June 30, 1998

                                   (Unaudited)

1.   CHAPTER 11 PROCEEDINGS AND BASIS OF PRESENTATION:

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

     The Debtors expect to reorganize their affairs under the protection of Chapter 11 and to propose a Chapter 11 plan of reorganization for themselves. Although management expects to file a plan of reorganization during 1998 or 1999 which would contemplate emergence in 1999, there can be no assurance at this time that a plan of reorganization proposed by the Debtors will be approved or confirmed by the Court, or that such plan will be consummated. The Court has granted the Debtors' request to extend its exclusive right to file a plan of reorganization through August 31, 1998. The Debtors will request a further extension of the exclusivity period. There can be no assurance that the Court will grant such further extension. After the expiration of the exclusivity period, creditors would have the right to propose alternative plans of reorganization. Any reorganization plan is likely to result in a minimal, if any, distribution to existing stockholders as a result of the issuance of equity to creditors or new investors.

     The consolidated condensed financial statements have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7) and have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the ordinary course of business. As a result of the Chapter 11 cases and circumstances relating to this event, including LFI's debt structure, its recurring losses, and current economic conditions, such realization of assets and liquidation of liabilities are subject to significant uncertainty. Additionally, the amounts reported on the consolidated condensed balance sheet could materially change because of changes in business strategies and the effects of any proposed plan of reorganization.

     LFI's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the DIP Facility and the ability to generate sufficient cash from operations and financing arrangements to meet obligations. No assurances can be given that LFI will be able to meet these objectives.

     In the Chapter 11 cases, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations have been segregated and classified as "liabilities subject to compromise" in the consolidated condensed balance sheets. Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. Unaudited schedules have been filed by the Debtors with the Court setting forth the assets and liabilities of the Debtors as of the Petition Date as reflected in the Debtor's accounting records. LFI has notified all known claimants subject to the August 10, 1998 bar date of their need to file a proof of claim with the Court. Differences between amounts shown by the Debtors and eventual claims filed by creditors will be investigated and will be either amicably resolved or adjudicated before the Court. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and accordingly are not presently determinable.

     Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other pre-petition executory contracts, subject to Court approval. Claims for damages resulting from the rejection of real estate leases and other executory contracts will be subject to separate bar dates. The Debtors have not reviewed all real estate leases for assumption or rejection. As of June 30, 1998, the Debtors had rejected leases for nine store locations and reached agreement with the landlord on one store location to terminate without liability. The Court has extended the time for which the Debtors may assume or reject unexpired leases of nonresidential real property to October 30, 1998. Accrued expenses and other liabilities and liabilities subject to compromise include reserves for an estimated amount that may be claimed by lessors for the stores that have been closed through June 30, 1998. The Debtors will continue to analyze their real estate leases and executory contracts and may assume or reject additional leases and contracts. Such rejections could result in additional liabilities subject to compromise.

     Levitz Furniture Incorporated, a Delaware corporation, was incorporated in December 1984 for the purpose of acquiring Levitz Furniture Corporation.

     In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position as of June 30, 1998, the results of operations and cash flows for the periods then ended. The results of operations for the period ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in LFI's audited financial statements for the year ended March 31, 1998, which is included in its Form 10K filed for that period.

2.   DEBT:

     LFI and substantially all of its subsidiaries, as debtors-in-possession, are parties to a Postpetition Credit Agreement dated as of September 5, 1997 (the "DIP Facility") with BT Commercial Corporation ("BTCC") as agent. The DIP Facility has been approved by the Court and includes a total commitment of $260.0 million that is comprised of revolving notes of $223.6 million and a term note of $36.4 million. Letter of Credit obligations under the revolver portion of the DIP Facility are limited to $25.0 million. The DIP Facility is intended to provide LFI with the cash and liquidity to conduct its operations and pay for merchandise shipments at normal levels during the course of the Chapter 11 proceedings.

     Loans made under the DIP Facility revolving notes bear interest, at Levitz's option, at a rate equal to either Bankers Trust Company's prime lending rate plus 1.5% or BTCC's LIBOR rate plus 3.75%. The term note bears interest at 16%. Levitz is required to pay an unused line fee of 0.5%, and a letter of credit fee of 2.0%.

     The maximum borrowings, excluding the term commitments, under the DIP Facility are limited to 85% of eligible accounts receivable, 75% of eligible inventory (as defined in the DIP Facility) and a fixed asset sublimit which is permanently reduced as the proceeds from the sale of fixed assets and leasehold interests are received. Qualification of accounts receivable and inventory items as "eligible" is subject to unilateral change at the discretion of the lenders. Excess availability under the DIP Facility at June 30, 1998 was $16.2 million.

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

3.   LIABILITIES SUBJECT TO COMPROMISE:

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

                                                                 JUNE 30,
                                                                   1998
                                                                (DOLLARS IN
                   LIABILITIES SUBJECT TO COMPROMISE            THOUSANDS)
                                                                -----------
     Accounts payable, trade                                     $ 38,707
     Accrued expenses                                              15,676
     13.375% Senior Notes due 10/15/98                             96,031 (1)
     9.625% Senior Subordinated Notes due 7/15/03                 101,337 (1)
     Senior Deferred Coupon Debentures due 6/15/02                  8,716 (1)
     Financing on store building                                    4,000
     Obligations under capital leases                              63,365
     Reserve for lease rejection claims                            11,012
     Deferred rent on operating leases                              3,569
     Deferred gain on sale leasebacks                               3,062
     Supplemental executive retirement programs                    13,281
     Employment agreement severance costs                           2,860
     General liability claims                                         736
     Reserve for previous store closings                            2,817
     Real estate taxes                                              2,695
     Personal property taxes                                          595
                                                                 --------
                                                                 $368,459
                                                                 ========

(1)  Includes accrued interest at September 4, 1997.


     As a result of the Chapter 11 filing, no principal or interest payments will be made on most pre-petition debt without Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Court and becomes effective. Interest on pre-petition unsecured obligations has not been accrued after the Petition Date except that interest expense and principal payments will continue to be recorded on capital lease obligations unless the Debtors reject the leases. If a capital lease is rejected the obligation will be limited to the lease rejection claim. Contractual interest expense of $5.8 million was not recorded on certain pre-petition debt for the period ended June 30, 1998.

4.   TRANSFER AND SERVICING OF FINANCIAL ASSETS:

     Levitz and General Electric Capital Corporation (GECC) are parties to a Second Amended and Restated Account Purchase and Credit Card Program Agreement (the "GECC Agreement"), whereby GECC is required to purchase Levitz's customer credit obligations, subject to certain restrictions, without recourse up to a maximum investment of $900.0 million. At June 30, 1998 GECC had purchased $624.7 million of customer credit obligations. The GECC Agreement expires October 31, 1999 and may require Levitz to repurchase the outstanding customer credit obligations at a price equal to their outstanding balance less a defined discount. In the event GECC would exercise its right to require Levitz to repurchase the outstanding customer credit obligations at termination of the GECC Agreement, Levitz would realize a loss because the required repurchase price would likely exceed the then fair market value of the repurchased customer credit obligations. The amount of such loss would be dependent upon the circumstances at termination date of the GECC Agreement that would affect the fair market value of the then outstanding customer credit obligations. There is significant doubt as to Levitz's ability to repurchase the outstanding customer credit obligations due to the Chapter 11 filing and current financial condition. The GECC Agreement also requires Levitz to pay a fee of $3.5 million upon termination. The Court approved the GECC Agreement and granted a perfected security interest and lien to GECC for any purchased customer credit obligation and gave administrative expense status to any obligation of Levitz arising from the GECC Agreement.

     Levitz is exposed to market risk under the terms of the GECC Agreement. Levitz may pay a fee or may receive income, based upon the relationship among the interest earned on the portfolio, the amount of the servicing fee, the prime rate, promotional discount fees and to a limited extent, credit losses. Levitz recorded income of $1.4 million and $1.9 million, respectively for the quarters ended June 30, 1998 and 1997. These amounts are included in selling, general and administrative expenses and unusual operating expenses.

     Levitz has been engaged in discussions with another party to finance and service its customer credit obligations. On August 12, 1998, Levitz filed a motion requesting Court approval authorizing the Company to enter into a "Merchants Agreement" with Household Bank (SB), N.A. ("Household"). The Merchants Agreement with Household would replace the GECC Agreement. It is expected that the Merchants Agreement, if consummated, would take approximately sixty to ninety days to implement. No assurances can be given that the Court will approve the Company's request to enter into the Merchants Agreement or that the Merchants Agreement will be consummated with Household.

5.   REORGANIZATION ITEMS:

     Store Closings

     In June 1998 Management finalized a plan to close fifteen stores in under-performing markets. Thirteen stores were closed at the end of June 1998, one store was closed in July 1998 and one other store is expected to be closed by October 1998. The plan also included the elimination of certain support functions and the closing of warehouses in certain locations. The majority of the support functions were eliminated in July 1998. The specific warehouses are expected to be closed by the end of the fiscal year. The pre-tax charge for the store closings and other charges of $21.1 million includes non-cash charges of $10.0 million for the write-down of assets to their net realizable values, $1.8 million loss on the sale of inventory to a liquidator and anticipated lease rejection claims of $4.3 million. Cash charges include severance pay of $1.1 million and continuing expenses of $3.9 million.

     Professional fees

     Professional fees include accounting, legal and consulting services provided to LFI and the Creditors' Committee which, subject to Court approval, are required to be paid by LFI while it is in Chapter 11.

6.   UNUSUAL OPERATING EXPENSES:

     In July 1997, the former President-Merchandising/Marketing resigned. LFI accrued a charge for future payroll and employee benefit costs of $1.3 million in connection with the Officer's employment agreement. Also, LFI recorded a $2.5 million reduction for the partial write-off of future service revenue receivable under the GECC Agreement. The write-off occurred since Levitz was required to account for the transfer of assets under the GECC Agreement as a secured borrowing with a pledge of collateral rather than as a sale for financial reporting purposes.

7.   INCOME TAXES:

     Income taxes are provided based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". LFI had generated net operating loss ("NOL") carryforwards of $62.3 million at March 31, 1998 as a result of net losses incurred in fiscals 1998 and 1997. The cumulative NOL benefit at March 31, 1998 was supported by deferred tax credits that are projected to turn during the carryforward periods. LFI has not recorded any tax benefits for the loss incurred during the period ended June 30, 1998 and expects not to record any tax benefits for the remainder of fiscal 1999.

8.   LOSS PER SHARE:

     Basic and diluted loss per share amounts are determined in accordance with the provisions of SFAS No. 128, "Earnings Per Share". Common stock equivalents consist of stock options, restricted stock and warrants. Shares outstanding from the issuance of options, restricted stock and warrants were 7,254,737 and 7,772,487 for the periods ended June 30, 1998 and 1997, respectively. All common stock equivalents have an antidilutive impact on LFI's loss from continuing operations for the periods presented and, therefore, are not included in LFI's computation of diluted loss per share.

9.   CONSOLIDATED STATEMENTS OF CASH FLOWS:

     Supplemental disclosures of cash flow information (dollars in thousands):

                                               THREE MONTHS ENDED
                                                      JUNE 30,
                                              ------------------------
                                                1998            1997
                                              --------        --------

     Interest paid                            $  6,713        $ 13,179
                                              ========        ========

     Income tax paid (refunded), net          $     34        $ (2,470)
                                              ========        ========


     In June 1997 Levitz exercised its option to issue additional term notes, under the previous credit agreement, of approximately $1.4 million in lieu of paying interest in cash.

10.  NEW ACCOUNTING PRONOUNCEMENT:

     The Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," in June 1997. SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income. LFI adopted this statement effective for the quarter ended June 30, 1998. For the quarters ended June 30, 1998 and 1997, there were no differences between comprehensive loss and net loss.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

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

COMPARISON OF OPERATIONS

The following table sets forth LFI's results of operations expressed as a percentage of net sales for the periods indicated:

                                                   PERCENTAGE OF NET SALES
                                                   -----------------------
                                                    THREE MONTHS ENDED
                                                          JUNE 30,
                                                   -----------------------
                                                     1998            1997
                                                    ------          ------
Net sales                                            100.0%          100.0%

Cost of sales                                         55.1            54.8
                                                    ------          ------

Gross profit                                          44.9            45.2

Selling, general and administrative expenses          46.4            41.1

Unusual operating expenses                             --              1.8

Depreciation and amortization                          2.9             3.1

Interest expense                                       4.2             6.7
                                                    ------          ------

Loss before reorganization items and income taxes     (8.6)           (7.5)

Reorganization items                                  12.9             --
                                                    ------          ------

Loss before income taxes                             (21.5)           (7.5)

Income tax benefit                                     --              2.6
                                                    ------          ------

Net loss                                             (21.5)%          (4.9)%
                                                    ======          ======

Comparable store sales decrease                       (2.5)%          (6.4)%
                                                     ======          ======

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Net sales of $176.5 million for the period ended June 30, 1998 decreased $34.9 million or 16.5% from net sales of $211.4 million in the same period for the prior year. Approximately $29.9 million of the net sales decrease was due to the closing of twenty-four stores during the last six months of fiscal 1998. Sales on a comparable store basis decreased 2.5%. Comparable store sales for April 1998 decreased 9.5% for the same month of the prior year. May and June 1998 comparable store sales increased 1.0% from the comparable period for the prior year

Gross profit as a percentage of net sales decreased to 44.9% from 45.2% for the periods ended June 30, 1998 and 1997. The decrease in gross profit as a percentage of net sales was primarily caused by frequent use of percentage-off sales on clearance merchandise in the month of June 1998.

Selling, general and administrative (SG&A) expenses of $81.8 million for the period ended June 30, 1998 decreased $5.2 million or 5.9% from SG&A expenses of $87.0 million in the same period for the prior year. As a percentage of net sales, SG&A expenses increased to 46.4% from 41.1% for the periods ended June 30, 1998 and 1997, respectively. The dollar decrease in SG&A expenses is primarily due to the store closings as noted above. The increase in SG&A expenses as a percentage of net sales of 5.3% occurred in advertising (2.4%), salaries (1.3%), credit card fees (0.3%), and a reduction in service fee income (1.3%). Advertising increased as a percentage of net sales due to expanded coverage in newspaper and greater use of television in Levitz's larger markets. The increase in salaries as a percentage of net sales is being addressed through the elimination of certain support functions and warehouse closings as part of the current reorganization plan. The credit card fee increase is a result of Levitz's acceptance of major credit cards in all stores effective January 1998. The service fee income reduction is primarily a result of increased service fees charged by the provider under Levitz's private label program.

During the quarter ended June 30, 1997, LFI incurred unusual operating expenses for one officer's termination in the amount of $1.3 million and $2.5 million on the partial write-off of a receivable due to the loss of sale accounting treatment under the GECC Agreement.

Interest expense for the period ended June 30, 1998 decreased to $7.5 million from $14.2 million for the same period of the prior year. As a result of the Chapter 11 filing, no principal or interest payments will be made on most pre-petition debt without Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Court and becomes effective. Interest on pre-petition unsecured obligations has not been accrued after the Petition Date except that interest expense and principal payments will continue to be recorded on capital lease obligations unless the Debtors reject the leases. Contractual interest expense of $5.8 million was not recorded on certain pre-petition debt for the period ended June 30, 1998.

Reorganization items include a charge of $21.1 for the closing of fifteen stores in under-performing markets. The charge also includes a reserve for the elimination of certain support functions and the closing of warehouses in certain locations. Thirteen stores were closed at the end of June 1998, one store was closed in July 1998 and one other store is expected to be closed by October 1998. The plan also included the elimination of certain support functions and the closing of warehouses in certain locations. The majority of the support functions were eliminated in July 1998. The specific warehouses are expected to be closed by the end of the fiscal year. Professional fees include accounting, legal and consulting services provided to LFI and the Creditors' Committee which, subject to Court approval, are required to be paid by LFI while it is in Chapter 11.

LFI has not recorded any tax benefits for the loss incurred during the period ended June 30, 1998 and expects not to record any tax benefits for the remainder of fiscal 1999.

As a result of the aforementioned factors, net loss for the period ended June 30, 1998 amounted to $38.0 million or 21.5% of net sales as compared to net loss of $10.3 million or 4.9% of net sales for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

LFI's only material asset is the common stock of Levitz and, therefore, its ability to pay cash dividends, interest and principal, is dependent upon dividends and other payments from Levitz. LFI's ability to obtain cash from Levitz is restricted by the DIP Facility, the indentures relating to Levitz's outstanding indebtedness and Florida law. LFI's only outstanding obligations are $8.4 million of Senior Deferred Coupon Debentures due June 15, 2002, which are unsecured and are classified as liabilities subject to compromise.

Levitz's primary sources of liquidity are cash flow from operations (including the proceeds from the transfer of customer credit obligations to GECC), trade credit and borrowings under the DIP Facility. During the quarter ended June 30, 1998, Levitz used approximately $15.8 million of net cash flow in operations before changes in operating assets and liabilities. Changes in operating assets and liabilities further reduced net cash flow from operations by $0.6 million. Management is attempting to increase cash flow from operations by closing fifteen stores in under-performing markets, eliminating certain support function positions and by eliminating the cost of warehouse operations in markets where it is determined that fewer warehouses can service the market.

Cash provided by investing activities for the period ended June 30, 1998 includes $4.3 million of proceeds from asset sales of closed facilities. All of these proceeds were applied as repayments to the DIP Facility as required by the agreement.

Levitz's total capital expenditures were approximately $1.4 million during the period ended June 30, 1998. Capital expenditures were for existing store improvements and equipment. Management estimates that approximately $5.0 million to $7.0 million is required annually to adequately maintain and/or improve its existing warehouse-showrooms and satellite stores. Levitz announced the closing of fifteen stores in June 1998 and expects to open three new stores during the fiscal year ending March 31, 1999.

Net cash provided by financing activities amounted to $13.0 million in the period ended June 30, 1998 and includes increased borrowings under the DIP Facility of $19.2 million less principal payments under long-term obligations of $0.7 million and decrease in outstanding checks and cash overdrafts of $5.5 million which changes based on the timing of payments.

Debt

LFI and substantially all of its subsidiaries, as debtors-in-possession, are parties to a Postpetition Credit Agreement dated as of September 5, 1997 (the "DIP Facility") with BT Commercial Corporation ("BTCC") as agent. The DIP Facility has been approved by the Court and includes a total commitment of $260.0 million that is comprised of revolving notes of $223.6 million and a term note of $36.4 million. Letter of Credit obligations under the revolver portion of the DIP Facility are limited to $25.0 million. The DIP Facility is intended to provide LFI with the cash and liquidity to conduct its operations and pay for merchandise shipments at normal levels during the course of the Chapter 11 proceedings.

Loans made under the DIP Facility revolving notes bear interest, at Levitz's option, at a rate equal to either Bankers Trust Company's prime lending rate plus 1.5% or BTCC's LIBOR rate plus 3.75%. The term note bears interest at 16%. Levitz is required to pay an unused line fee of 0.5%, and a letter of credit fee of 2.0%.

The maximum borrowings, excluding the term commitments, under the DIP Facility are limited to 85% of eligible accounts receivable, 75% of eligible inventory (as defined in the DIP Facility) and a fixed asset sublimit which is permanently reduced as the proceeds from the sale of fixed assets and leasehold interests are received. Qualification of accounts receivable and inventory items as "eligible" is subject to unilateral change at the discretion of the lenders. Excess availability under the DIP Facility at June 30, 1998 was $16.2 million.

The DIP Facility is secured by substantially all of the assets of Levitz and its subsidiaries and a perfected pledge of stock of all Levitz's subsidiaries. The DIP Facility contains restrictive covenants including, among other things, the maintenance of minimum earnings before interest, taxes, depreciation and amortization as defined (EBITDA), limitations on the incurrence of additional indebtedness, liens, contingent obligations, sales of assets, capital expenditures and a prohibition on paying dividends. Although LFI and Levitz are currently in compliance with the DIP Facility covenants as amended, no assurances can be given that LFI and Levitz will be able to meet their EBITDA covenants in the future. In the event that LFI and Levitz will not meet future covenants, the Company would seek a waiver or amendment from the lenders under the DIP Facility. No assurances can be given that such lenders will grant LFI and Levitz such a waiver or amendment.

The lenders under the DIP Facility have a super-priority administrative expense claim against the estate of the Debtors. The DIP Facility expires on March 5, 1999.

Levitz and General Electric Capital Corporation (GECC) are parties to a Second Amended and Restated Account Purchase and Credit Card Program Agreement (the "GECC Agreement"), whereby GECC is required to purchase Levitz's customer credit obligations, subject to certain restrictions, without recourse up to a maximum investment of $900.0 million. At June 30, 1998 GECC had purchased $624.7 million of customer credit obligations. The GECC Agreement expires October 31, 1999 and may require Levitz to repurchase the outstanding customer credit obligations at a price equal to their outstanding balance less a defined discount. In the event GECC would exercise its right to require Levitz to repurchase the outstanding customer credit obligations at termination of the GECC Agreement, Levitz would realize a loss because the required repurchase price would likely exceed the then fair market value of the repurchased customer credit obligations. The amount of such loss would be dependent upon the circumstances at termination date of the GECC Agreement that would affect the fair market value of the then outstanding customer credit obligations. There is significant doubt as to Levitz's ability to repurchase the outstanding customer credit obligations due to the Chapter 11 filing and current financial condition. The GECC Agreement also requires Levitz to pay a fee of $3.5 million upon termination. The Court approved the GECC Agreement and granted a perfected security interest and lien to GECC for any purchased customer credit obligation and gave administrative expense status to any obligation of Levitz arising from the GECC Agreement.

Levitz is exposed to market risk under the terms of the GECC Agreement. Levitz may pay a fee or may receive income, based upon the relationship among the interest earned on the portfolio, the amount of the servicing fee, the prime rate, promotional discount fees and to a limited extent, credit losses. Levitz recorded income of $1.4 million and $1.9 million, respectively for the quarters ended June 30, 1998 and 1997. These amounts are included in selling, general and administrative expenses and unusual operating expenses. A one-percent change in the prime rate (when prime is greater than 7%) would increase or decrease the income from GECC by approximately $6.0 to $7.5 million per year. Levitz expects the income under the GECC Agreement to be minimal for fiscal 1999.

Levitz has been engaged in discussions with another party to finance and service its customer credit obligations. On August 12, 1998, Levitz filed a motion requesting Court approval authorizing the Company to enter into a "Merchants Agreement" with Household Bank (SB), N.A. ("Household"). The Merchants Agreement with Household would replace the GECC Agreement. It is expected that the Merchants Agreement, if consummated, would take approximately sixty to ninety days to implement. No assurances can be given that the Court will approve the Company's request to enter into the Merchants Agreement or that the Merchants Agreement will be consummated with Household.

Going Concern

The Company believes that cash on hand, amounts available under the DIP Facility, as amended, and funds from operations (including proceeds from the transfer of customer credit obligations to GECC) will enable the Company to meet its immediate liquidity and capital expenditure requirements. Continued availability under the DIP Facility is dependent upon LFI and Levitz meeting the covenants thereunder or obtaining a waiver or amendment from the lenders under the DIP Facility if necessary. LFI and Levitz are currently in discussions with several potential financing sources relating to the provision of debt financing to increase availability and to provide alternative sources of liquidity. No assurances can be given that such potential financing sources will be willing to provide funds to LFI and Levitz on terms acceptable to LFI and Levitz. Until a plan or reorganization is approved, the Company's long-term liquidity and the adequacy of its capital resources cannot be determined.

Inherent in a successful plan of reorganization is a capital structure that permits the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and fund the current obligations of the Company. Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and stockholders may be substantially altered. At this time it is not possible to predict the outcome of the Chapter 11 case, in general, or the effects of such case on the business of the Company or on the interests of creditors and stockholders. Any reorganization plan is likely to result in a minimal, if any, distribution to existing stockholders as a result of the issuance of equity to creditors or new investors.

Year 2000

There have been no significant changes to the Company's Year 2000 project as reported in its Form 10-K for the fiscal year ended March 31, 1998. LFI is in the process of assessing the risk to the availability and integrity of financial systems and the reliability of operational systems. The Company is also communicating with vendors, financial institutions and others with which it does business to coordinate year 2000 conversion. The cost of achieving Year 2000 compliance, excluding in-house salaries, wages and benefits, has been estimated at approximately $0.3 million for software maintenance and development and $0.3 million for other operational systems. The Company expects to spend $2.4 million in capital expenditures for the enhancement of operational and financial software and hardware systems as needed for current changes in business strategy which will eliminate the need for achieving Year 2000 compliance on some existing software. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

PART II OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit 27:  Financial Data Schedule

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



                                              LEVITZ FURNITURE INCORPORATED
                                                       (Registrant)

Date:  August 13, 1998                        /s/ MICHAEL MCCREERY
                                              ------------------------------
                                                  Michael McCreery
                                                  Senior Vice President and
                                                  Chief Financial Officer

                                  EXHIBIT INDEX

                              Exhibits to Form 10-Q

           NUMBER
       EXHIBIT TABLE                                  EXHIBIT
       -------------                                  -------

             27                              Financial Data Schedule.