Form 10-Q
period 1998-09-30
LEVITZ FURNITURE INC
filed 1998-11-17
CIK 902279

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended SEPTEMBER 30, 1998
                              OR

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

On October 31, 1998, there were 30,138,896 shares of the registrant's Common Stock outstanding of which 26,565,234 shares were Voting Common Stock and 3,573,662 shares were Non-Voting Common Stock, with 181,732 shares held by the registrant in its treasury.

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF THE COMPANY, INCLUDING STATEMENTS UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS". THESE FORWARD LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES. NO ASSURANCE CAN BE GIVEN THAT ANY OF SUCH MATTERS WILL BE REALIZED. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THE FOLLOWING POSSIBILITIES: (1) BANKRUPTCY COURT ACTIONS OR PROCEEDINGS RELATED TO THE BANKRUPTCY OF LFI AND ITS SUBSIDIARIES; (2) COMPETITIVE PRESSURE IN LFI's INDUSTRY; (3) GENERAL ECONOMIC CONDITIONS; (4) CHANGES IN THE FINANCIAL MARKETS AFFECTING LFI's FINANCIAL STRUCTURE AND LFI's COST OF CAPITAL AND BORROWED MONEY; (5) INVENTORY RISKS DUE TO CHANGES IN MARKET DEMAND OR LFI'S BUSINESS STRATEGIES; (6) CHANGES IN EFFECTIVE TAX RATES; (7) UNCERTAINTIES INHERENT IN LFI'S OPERATIONS; AND (8) DIFFICULTIES ENCOUNTERED BY LFI OR OTHERS DEALING WITH THE YEAR 2000 ISSUE. LFI HAS NO DUTY UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 TO UPDATE THE FORWARD LOOKING STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

                               SEPTEMBER 30, 1998

TABLE OF CONTENTS                                                          PAGE
-----------------                                                          ----

PART I - FINANCIAL INFORMATION

      Item 1.    Financial Statements

           Consolidated Condensed Balance Sheets...........................   3

           Consolidated Condensed Statements of Operations.................   4

           Consolidated Condensed Statements of Cash Flows.................   5

           Notes to Consolidated Condensed Financial Statements............   6

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           Comparison of Operations........................................  12

           Liquidity and Capital Resources.................................  15

PART II - OTHER INFORMATION

      Item 6.    Exhibits and Reports on Form 8-K..........................  19

      Signatures ..........................................................  20

      Exhibit Index........................................................  21

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                    LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                (Dollars in thousands)

                                                   SEPTEMBER 30,      MARCH 31,
                                                      1998               1998
                                                    (UNAUDITED)
                                                   -------------      ---------
                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $     2,991       $     5,339
  Receivables                                           27,731            24,118
  Inventories                                          120,289           142,618
  Deposits and prepaid expenses                          5,438             3,442
  Deferred income taxes                                   --               3,521
                                                   -----------       -----------
    Total current assets                               156,449           179,038
                                                   -----------       -----------
PROPERTY AND EQUIPMENT, net                            120,874           143,249
                                                   -----------       -----------
PROPERTY UNDER CAPITAL LEASES, net                      84,667            92,721
                                                   -----------       -----------
OTHER ASSETS:
  Receivable under account purchase agreement             --             554,322
  Intangible leasehold interests                        12,998            14,151
  Deferred financing fees                                  956             2,061
  Property held for disposal                            33,593            17,766
  Goodwill                                                --                --
  Other                                                  5,711             3,496
                                                   -----------       -----------
                                                        53,258           591,796
                                                   -----------       -----------
                                                   $   415,248       $ 1,006,804
                                                   ===========       ===========

      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Cash overdrafts                                  $    10,319       $    16,395
  Current portion of long-term debt                      1,728             1,333
  Accounts payable, trade                               33,353            30,511
  Accrued expenses and other liabilities                78,595            55,847
  Income taxes payable                                     218               231
  Deferred income taxes                                    252              --
  DIP Facility                                         151,335           148,381
                                                   -----------       -----------
    Total current liabilities                          275,800           252,698
                                                   -----------       -----------
LONG-TERM DEBT, net of current portion                   5,255             5,702
                                                   -----------       -----------
OBLIGATION UNDER ACCOUNT PURCHASE AGREEMENT               --             554,322
                                                   -----------       -----------
OTHER NONCURRENT LIABILITIES                               684               684
                                                   -----------       -----------
DEFERRED INCOME TAXES                                    5,957             9,767
                                                   -----------       -----------
LIABILITIES SUBJECT TO COMPROMISE                      365,379           369,692
                                                   -----------       -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Common stock, at par value                               303               303
  Capital in excess of par                             213,560           213,560
  Retained earnings (deficit)                         (451,359)         (399,338)
  Deferred compensation                                    (43)             (298)
  Treasury stock, 181,732 shares at cost                  (288)             (288)
                                                   -----------       -----------
    Total stockholders' deficit                       (237,827)         (186,061)
                                                   -----------       -----------
                                                   $   415,248       $ 1,006,804
                                                   ===========       ===========

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (Dollars in thousands except share data)
                                   (Unaudited)

                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                            -------------------------       -------------------------
                                               1998           1997            1998            1997
                                            ---------       ---------       ---------       ---------
Net sales                                   $ 174,490       $ 207,258       $ 350,971       $ 418,625
                                            ---------       ---------       ---------       ---------
Costs and expenses:
  Cost of sales                                95,982         116,772         193,164         232,539
  Selling, general and administrative
    expenses                                   78,847          97,756         160,680         184,748
  Unusual operating expenses                     --             3,400            --             7,217
  Depreciation and amortization                 4,725           6,444           9,917          12,957
  Interest expense, net                         7,288          12,532          14,789          26,716
                                            ---------       ---------       ---------       ---------
                                              186,842         236,904         378,550         464,177
                                            ---------       ---------       ---------       ---------
Loss before reorganization items and
  income taxes                                (12,352)        (29,646)        (27,579)        (45,552)
                                            ---------       ---------       ---------       ---------
Reorganization items:
  Loss on store closings                         --            25,914          21,135          25,914
  Professional fees                             1,695             714           3,307             714
                                            ---------       ---------       ---------       ---------
    Total                                       1,695          26,628          24,442          26,628
                                            ---------       ---------       ---------       ---------

Loss before income taxes                      (14,047)        (56,274)        (52,021)        (72,180)

Income tax benefit                               --            19,831            --            25,436
                                            ---------       ---------       ---------       ---------

Loss before extraordinary items               (14,047)        (36,443)        (52,021)        (46,744)

Extraordinary item, net of tax benefit
  of $2,973 in 1997                              --            (5,462)           --            (5,462)
                                            ---------       ---------       ---------       ---------

Net loss                                    $ (14,047)      $ (41,905)      $ (52,021)      $ (52,206)
                                            =========       =========       =========       =========

Loss per common share:
  Loss before extraordinary item            $   (0.47)      $   (1.22)      $   (1.73)      $   (1.56)
  Extraordinary item                             --             (0.18)           --             (0.18)
                                            ---------       ---------       ---------       ---------

Net loss per common share                   $   (0.47)      $   (1.40)      $   (1.73)      $   (1.74)
                                            =========       =========       =========       =========

Weighted average number of common
  shares outstanding                       29,988,896      29,904,736      29,988,896      29,872,630
                                           ==========      ==========      ==========      ==========

              The accompanying notes are an integral part of these
                        condensed financial statements.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                             SIX MONTHS ENDED SEPTEMBER 30,
                                                             ------------------------------
                                                                 1998             1997
                                                               ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $ (52,021)      $ (52,206)
                                                               ---------       ---------
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation                                                     5,966           7,707
  Amortization                                                     3,951           5,250
  Provision for deferred taxes                                      --           (28,409)
  Loss/(gain) on disposal of property and equipment                   (7)            136
  Amortization of original issue discount on deferred
    debentures                                                      --               331
  Amortization of deferred financing fees                          1,105           3,738
  Amortization of deferred compensation                              255             616
  Pension expense                                                    202             772
  Other                                                              213             177
  Reorganization items, non-cash                                  16,133          23,743
  Extraordinary loss related to early redemption
    of debt, before tax benefit                                       --           8,435
  Changes in operating assets and liabilities:
    Decrease (increase) in:
      Receivables                                                 (2,929)         11,052
      Inventories                                                 20,655          49,099
      Deposits and prepaid expenses                               (1,996)         (4,328)
      Income taxes receivable                                       --             2,299
      Other, net                                                      (9)            392
    Increase (decrease) in:
      Accounts payable, trade                                      1,366          22,594
      Accrued expenses and other liabilities                       3,715          (8,766)
      Income taxes payable                                           (50)           --
      Other noncurrent liabilities                                    64            (250)
                                                               ---------       ---------
        Total adjustments                                         48,634          94,588
                                                               ---------       ---------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             (3,387)         42,382
                                                               ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                            (2,994)         (6,874)
  Proceeds from sale of property and equipment and
    other assets                                                   8,722           2,343
                                                               ---------       ---------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             5,728          (4,531)
                                                               ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit facilities                             441,498         454,273
  Repayments under credit facilities                            (438,757)       (473,921)
  Principal payments on long-term debt                               (52)         (6,355)
  Principal payments under capital lease obligations              (1,302)         (1,794)
  Decrease in cash overdrafts                                     (6,076)        (11,173)
  Payment of deferred financing fees                                --            (3,161)
                                                               ---------       ---------
  NET CASH USED IN FINANCING ACTIVITIES                           (4,689)        (42,131)
                                                               ---------       ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                         (2,348)         (4,280)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     5,339           9,267
                                                               ---------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $   2,991       $   4,987
                                                               =========       =========

              The accompanying notes are an integral part of these
                        condensed financial statements.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               September 30, 1998

                                   (Unaudited)


1.      CHAPTER 11 PROCEEDINGS AND BASIS OF PRESENTATION:

        Levitz Furniture Incorporated, a Delaware corporation, was incorporated in December 1984 for the purpose of acquiring Levitz Furniture Corporation.

        On September 5, 1997 (the "Petition Date"), Levitz Furniture Incorporated, a Delaware corporation ("LFI" or the "Company"), and 11 of its subsidiaries (collectively, the "Debtors"), including, Levitz Furniture Corporation, a Florida corporation and wholly-owned subsidiary of LFI ("Levitz"), filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware, Wilmington, Delaware ("the Court"). The bankruptcy cases of LFI and Levitz and their affiliates are being jointly administered, for procedural purposes only, under Case No. 97-1842(MFW). Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, LFI, as debtor and debtor-in-possession, has continued to manage and operate its assets and businesses pending the confirmation of a reorganization plan or plans and subject to the supervision and orders of the Court.

        The Debtors expect to reorganize their affairs under the protection of Chapter 11 and to propose a Chapter 11 plan of reorganization for themselves. Although management expects to file a plan of reorganization during 1999 which would contemplate emergence in 1999, there can be no assurance at this time that a plan of reorganization proposed by the Debtors will be approved or confirmed by the Court, or that such plan will be consummated. The Court approved a motion on November 12, 1998 granting The Debtors' request to extend its exclusive right to file a plan of reorganization through March 1, 1999. There can be no assurance that the Court will grant a further extension should the Debtors request a further extension past March 1, 1999. After the expiration of the exclusivity period, creditors would have the right to propose alternative plans of reorganization. Any reorganization plan is likely to result in a minimal, if any, distribution to existing stockholders as a result of the issuance of equity to creditors or new investors.

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

        The Debtors' ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the DIP Facility and the ability to generate sufficient cash from operations and to extend or replace current financing arrangements to meet obligations. No assurances can be given that the Debtors will be able to meet these objectives.

        In the Chapter 11 cases, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations have been segregated and classified as "liabilities subject to compromise" in the consolidated condensed balance sheets. Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. Unaudited schedules have been filed by the Debtors with the Court setting forth the assets and liabilities of the Debtors as of the Petition Date as reflected in the Debtor's accounting records. LFI has notified all known claimants subject to the August 10, 1998 bar date of their need to file a proof of claim with the Court. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated and will be either amicably resolved or adjudicated before a court. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and accordingly are not presently determinable.

        Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other pre-petition executory contracts, subject to Court approval. Claims for damages resulting from the rejection of real estate leases and other executory contracts will be subject to separate bar dates. The Debtors have not reviewed all real estate leases for assumption or rejection. As of September 30, 1998, the Debtors had rejected leases for fourteen store locations, reached agreement with the landlords on two store locations to terminate without liability and assumed and assigned to a third party leases on two store locations. The Court has extended the time for which the Debtors may assume or reject unexpired leases of nonresidential real property to March 31, 1999. Accrued expenses and other liabilities and liabilities subject to compromise include reserves for an estimated amount that may be claimed by lessors for the stores that have been closed through September 30, 1998. The Debtors will continue to analyze their real estate leases and executory contracts and may assume or reject additional leases and contracts. Such rejections could result in additional liabilities subject to compromise.

        In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position as of September 30, 1998, the results of operations and cash flows for the periods then ended. The results of operations for the period ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year.

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

        Certain amounts in the prior year's consolidated condensed financial statements have been reclassified to conform to the current year's presentation.

2.      DEBT:

        LFI and substantially all of its subsidiaries, as debtors-in-possession, are parties to a Postpetition Credit Agreement dated as of September 5, 1997 (the "DIP Facility") with BT Commercial Corporation ("BTCC") as agent. The DIP Facility has been approved by the Court and originally provided for a total commitment of $260.0 million that is comprised of revolving notes of $223.6 million and a term note of $36.4 million. Letter of Credit obligations under the revolver portion of the DIP Facility are limited to $25.0 million. The DIP Facility was amended on September 4 and September 18, 1998. The minimum EBITDA covenants, as defined below, for the quarters ending September 30 and December 31, 1998 were reduced and a new term loan was extended in the principal amount of $22.0 million under a second term note. The proceeds from the second term note of $22.0 million were used to pay down the revolving notes. This increased excess availability under the revolving notes by $22.0 million at the time of the transaction. On September 15, 1998 the total commitment under the revolver portion of the DIP Facility was reduced from $223.6 million to $193.6 million. This reduced the total commitment under the DIP Facility to $252.0 million. The DIP Facility is intended to provide LFI with the cash and liquidity to conduct its operations and pay for merchandise shipments at normal levels during the course of the Chapter 11 proceedings.

        Loans made under the DIP Facility revolving notes bear interest, at Levitz's option, at a rate equal to either Bankers Trust Company's prime lending rate plus 1.5% or BTCC's LIBOR rate plus 3.75%. The term notes bear interest at 16%. Levitz is required to pay an unused line fee of 0.5%, and a letter of credit fee of 2.0%.

        The maximum borrowings, excluding the term notes, under the DIP Facility are limited to 85% of eligible accounts receivable, 75% of eligible inventory (as defined in the DIP Facility) and a fixed asset sublimit which is permanently reduced on each date on which an asset disposition, as defined, occurs. Qualification of accounts receivable and inventory items as "eligible" is subject to unilateral change at the discretion of the lenders. Excess availability under the DIP Facility at September 30, 1998 was $38.5 million.

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

        The lenders under the DIP Facility have a super-priority administrative expense claim against the estates of the Debtors. Management intends to seek an extension or refinancing of the DIP Facility, now scheduled to expire on March 5, 1999. However, no assurance can be given that this objective will be met.

3.      LIABILITIES SUBJECT TO COMPROMISE:

        The principal categories of obligations classified as liabilities subject to compromise under reorganization proceedings are identified below. The amounts below in total vary significantly from the stated amount of proofs of claim that were filed with the Court and may be subject to future adjustment depending on Court action, further developments with respect to potential disputed claims, and determination as to the value of any collateral securing claims, or other events. Additional claims may arise from the rejection of additional real estate leases and executory contracts by the Debtors.

                                                                    SEPTEMBER 30,
                                                                         1998
                                                                     (DOLLARS IN
            LIABILITIES SUBJECT TO COMPROMISE                         THOUSANDS)
                                                                    -------------
        Accounts payable, trade                                        $ 38,477
        Accrued expenses                                                 15,736
        13.375% Senior Notes due 10/15/98                                96,031 (1)
        9.625% Senior Subordinated Notes due 7/15/03                    101,337 (1)
        Senior Deferred Coupon Debentures due 6/15/02                     8,716 (1)
        Financing on store building                                       4,000
        Obligations under capital leases                                 62,728
        Reserve for lease rejection claims                               11,011
        Deferred rent on operating leases                                 2,669
        Deferred gain on sale leasebacks                                  1,643
        Supplemental executive retirement programs                       13,405
        Employment agreement severance costs                              2,851
        General liability claims                                            736
        Reserve for previous store closings                               2,817
        Real estate taxes                                                 2,644
        Personal property taxes                                             578
                                                                      ---------
                                                                      $ 365,379
                                                                      =========

        (1) Includes accrued interest at September 4, 1997.

        As a result of the Chapter 11 filing, no principal or interest payments will be made on most pre-petition debt without Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Court and becomes effective. Interest on pre-petition unsecured obligations has not been accrued after the Petition Date except that interest expense and principal payments will continue to be recorded on capital lease obligations unless the Debtors reject the leases. If a capital lease is rejected the obligation will be limited to the lease rejection claim. Contractual interest expense of $11.6 million was not recorded on certain pre-petition debt for the period ended September 30, 1998.

4.      PRIVATE-LABEL CREDIT CARD PROGRAM:

        On September 4, 1998 Levitz and its operating subsidiaries entered into an agreement ("Merchant Agreement") with Household Bank (SB), N.A. ("Household") whereby Household would provide financing to individual consumers purchasing merchandise from Levitz ("Private-Label Credit Card Program"). The Court approved the Merchant Agreement and granted a first priority and security interest and lien to Household on certain reserves retained or accumulated by Household, totaling $17.2 million at September 30, 1998, and gave administrative expense status to substantially all obligations of Levitz arising under the Merchant Agreement.

        Also on September 4, 1998, General Electric Capital Corporation ("GECC") and Levitz terminated the Second Amended and Restated Account Purchase and Credit Card

        Agreement (the "GECC Agreement") which was replaced by the Merchant Agreement. Levitz and GECC jointly released each other from substantially all obligations under the GECC Agreement. At the same time GECC sold the majority of the portfolio under the GECC Agreement, approximately $561.0 million, to Household.

        As a result of the transfer of the GECC portfolio to Household, the Company determined that the transaction qualified for sale treatment under Financial Accounting Standards Board, Statement of Accounting Standards No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities". As a result, the Receivable under Account Purchase Agreement and the offsetting Obligation Under Account Purchase Agreement were removed from the consolidated condensed balance sheet for September 30, 1998.

        Levitz is exposed to market risk under the terms of the Household Agreement. Levitz may pay a fee or may receive income, based upon the relationship among the interest earned on the portfolio, the amount of the servicing fee, the cost of capital, promotional discount fees and credit losses. Levitz is generally obligated for all credit losses under the portfolio, including the GECC portfolio transferred to Household, up to a maximum of 15% and for 50% of all credit losses above 15%. Levitz is also required under the Merchant Agreement to fund a portfolio risk reserve of 2.5% for the first year and 3.5% thereafter of all amounts financed up to a stipulated amount.

5.      REORGANIZATION ITEMS:

        Store Closings

        In June 1998 Management finalized a plan to close fifteen stores in under-performing markets. Thirteen stores were closed at the end of June 1998, one store was closed in July 1998 and one store was closed in September 1998. The plan also included the elimination of certain support functions and the closing of warehouses in certain locations. The majority of the support functions were eliminated in July 1998. The specific warehouses are expected to be closed by the end of the fiscal year. The pre-tax charge for the store closings and other charges of $21.1 million includes non-cash charges of $10.0 million for the write-down of assets to their net realizable values, $1.8 million loss on the sale of inventory to a liquidator and anticipated lease rejection claims of $4.3 million. Cash charges include severance pay of $1.1 million and continuing expenses of $3.9 million.

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

7.      INCOME TAXES:

        Income taxes are provided based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". LFI had generated net operating loss ("NOL") carryforwards of $62.3 million at March 31, 1998 as a result of net losses incurred in fiscal years 1998 and 1997. The cumulative NOL benefit at March 31, 1998 was supported by deferred tax credits that are projected to turn during the carryforward periods. LFI has not recorded any tax benefits for the loss incurred during the period ended September 30, 1998 and expects not to record any tax benefits for the remainder of fiscal 1999.

8.      LOSS PER SHARE:

        Common stock equivalents consist of stock options, restricted stock and warrants. As of September 30, 1998 and 1997, there were common stock equivalents outstanding for 7,184,237 and 7,745,987 shares, respectively. All common stock equivalents have an antidilutive impact on LFI's loss from continuing operations for the periods presented and, therefore, are not included in LFI's computation of diluted loss per share.

9.      CONSOLIDATED STATEMENTS OF CASH FLOWS:

        Supplemental disclosures of cash flow information (dollars in thousands):

                                                  SIX MONTHS ENDED
                                                     SEPTEMBER 30,
                                              --------------------------
                                                1998              1997
                                              -------            -------
        Interest paid                         $13,407            $25,964
                                              =======            =======

        Income tax paid (refunded), net       $    47            $(2,451)
                                              =======            =======



        In June 1997 Levitz exercised its option to issue additional term notes, under the previous credit agreement, of approximately $1.4 million in lieu of paying interest in cash.

10.     NEW ACCOUNTING PRONOUNCEMENT:

        The Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," in June 1997. SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income. LFI adopted this statement effective April 1, 1998. For the periods ended September 30, 1998 and 1997, there were no differences between comprehensive loss and net loss.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

On September 5, 1997 (the "Petition Date"), Levitz Furniture Incorporated, a Delaware corporation ("LFI"), and 11 of its subsidiaries (collectively, the "Debtors"), including, Levitz Furniture Corporation, a Florida corporation and wholly-owned subsidiary of LFI ("Levitz"), filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware, Wilmington, Delaware ("the Court"). The bankruptcy cases of LFI and Levitz and their affiliates are being jointly administered, for procedural purposes only, under Case No. 97-1842(MFW). Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, LFI, as debtor and debtor-in-possession, has continued to manage and operate its assets and businesses pending the confirmation of a reorganization plan or plans and subject to the supervision and orders of the Court.

COMPARISON OF OPERATIONS

The following table sets forth LFI's results of operations expressed as a percentage of net sales for the periods indicated:

                                                   PERCENTAGE OF NET SALES
                                          -----------------------------------------
                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                            SEPTEMBER 30,            SEPTEMBER 30,
                                          -----------------       -----------------
                                           1998        1997        1998        1997
                                          -----       -----       -----       -----
Net sales                                 100.0 %     100.0 %     100.0 %     100.0 %

Cost of sales                              55.0        56.3        55.0        55.6
                                          -----       -----       -----       -----

Gross profit                               45.0        43.7        45.0        44.4

Selling, general and administrative
  expenses                                 45.2        47.2        45.8        44.1

Unusual operating expenses                  --          1.6         --          1.7

Depreciation and amortization               2.7         3.1         2.8         3.1

Interest expense                            4.2         6.1         4.2         6.4
                                          -----       -----       -----       -----

Loss before reorganization items
  and income taxes                         (7.1)      (14.3)       (7.8)      (10.9)

Reorganization items                       (1.0)      (12.8)       (7.0)       (6.4)
                                          -----       -----       -----       -----

Loss before income taxes                   (8.1)      (27.1)      (14.8)      (17.3)

Income tax benefit                          --          9.5         --          6.1
                                          -----       -----       -----       -----

Loss before extraordinary items            (8.1)      (17.6)      (14.8)      (11.2)

Extraordinary items, net of tax             --         (2.6)        --         (1.3)
                                          -----       -----       -----       -----

Net loss                                   (8.1)%     (20.2)%     (14.8)%     (12.5)%
                                          =====       =====       =====       =====

Comparable store sales increase/
  (decrease)                                8.7 %     (11.1)%       2.8 %      (8.8)%
                                          =====       =====       =====       =====

THREE MONTHS ENDED SEPTEMBER 30, 1998
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Net sales of $174.5 million for the period ended September 30, 1998 decreased $32.8 million or 15.8% from net sales of $207.3 million in the same period for the prior year. The decrease in net sales was due to the closing of forty-four stores from October 1997 through September 1998. Sales on a comparable store basis increased 8.7% from the same period of the prior year. The increase in comparable store sales was significantly impacted by the decline in comparable store sales for the same period of the prior year which was primarily due to the slow-down in shipments from trade vendors starting in August 1997 and continuing during September 1997 when the Company filed for reorganization under Chapter 11 of the Bankruptcy Code.

Gross profit as a percentage of net sales increased to 45.0% from 43.7% for the three month periods ended September 30, 1998 and 1997, respectively. The increase in gross profit as a percentage of net sales reflects normal product advertising as compared to percentage-off advertising used during the same period of the prior year.

Selling, general and administrative (SG&A) expenses of $78.8 million for the three month period ended September 30, 1998 decreased $19.0 million or 19.3% from SG&A expenses of $97.8 million in the same period for the prior year. As a percentage of net sales, SG&A expenses decreased to 45.2% from 47.2% for the periods ended September 30, 1998 and 1997, respectively. The dollar decrease in SG&A expenses is primarily due to the store closings as noted above which contributed to a reduction in advertising expense of $7.3 million, a reduction in salaries, employee benefits and payroll taxes of $6.3, a reduction in property related expenses of $3.5 million and other expenses of $1.9 million. SG&A expenses as a percentage of net sales decreased primarily due to a reduction in advertising expense of 1.3%. The decrease in advertising expense as a percentage of net sales was partially offset by a reduction of service fee income under the Company's private-label credit card program of 0.7%.

During the quarter ended September 30, 1997, LFI incurred a $3.4 million charge as an unusual operating expense for write-off of a receivable due to the loss of sale accounting treatment under the GECC Agreement.

Interest expense for the three month period ended September 30, 1998 decreased to $7.3 million from $12.5 million for the same period of the prior year. As a result of the Chapter 11 filing, no principal or interest payments are being made on most pre-petition debt without Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Court and becomes effective. Interest on pre-petition unsecured obligations has not been accrued after the Petition Date except that interest expense and principal payments are continuing to be recorded on capital lease obligations unless the Debtors reject the leases. Contractual interest expense of $5.8 million was not recorded on certain pre-petition debt for the three month period ended September 30, 1998.

Reorganization items include professional fees for accounting, legal and consulting services provided to LFI and the Creditors' Committee which, subject to Court approval, are required to be paid by LFI while it is in Chapter 11. Reorganization items for the three month period ended September 30, 1997 included an estimated reserve for eighteen store closings of $25.9 million.

LFI has not recorded any tax benefits for the loss incurred during the three month period ended September 30, 1998 and expects not to record any tax benefits for the remainder of fiscal 1999.

As a result of the aforementioned factors, net loss for the three month period ended September 30, 1998 amounted to $14.0 million or 8.1% of net sales as compared to net loss of $41.9 million or 20.2% of net sales for the same period of the prior year.

SIX MONTHS ENDED SEPTEMBER 30, 1998
COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1997

Net sales of $351.0 million for the six month period ended September 30, 1998 decreased $67.6 million or 16.2% over net sales of $418.6 million in the same period for the prior year. Sales on a comparable store basis increased 2.8%. The decrease in net sales was due to the closing of forty-four stores from October 1997 through September 1998. The increase in comparable store sales was significantly impacted by the decline in comparable store sales for the same period of the prior year which was primarily due to the slow-down in shipments from trade vendors starting in August 1997 and continuing during September 1997 when the Company filed for reorganization under Chapter 11 of the Bankruptcy Code.

Gross profit as a percentage of net sales increased to 45.0% for the six month period ended September 30, 1998 compared to 44.4% in the same period for the prior year. The gross profit increase reflects a reduction in the frequency of percentage-off advertising compared to the same period of the prior year.

Selling, general and administrative ("SG&A") expenses decreased $24.1 million for the six month period ended September 30, 1998 as compared to the same period for the prior year. As a percentage of net sales, SG&A expenses increased to 45.8% from 44.1%. The dollar decrease in SG&A expenses is primarily due to the store closings as noted above which contributed to a reduction in advertising expense of $6.9 million, a reduction in salaries, employee benefits and payroll taxes of $10.4 million, a reduction in property related expenses of $5.8 million and other expenses of $5.8 million. In addition, SG&A was affected by a reduction in the service fee income under the private-label credit card program of $4.8 million.

During the six month period ended September 30, 1997, Levitz recorded a $5.9 million charge as an unusual operating expense for the write-off of the future service revenue receivable under the GECC Agreement since Levitz was required to account for the transfers of assets under the GECC Agreement as a secured borrowing with a pledge of collateral rather than as a sale for financing reporting purposes. Also, Levitz recorded a $1.3 million charge for the settlement of an employment agreement upon resignation of an officer.

Interest expense for the six month period ended September 30, 1998 decreased to $14.8 million from $26.7 million for the same period of the prior year. As a result of the Chapter 11 filing, no principal or interest payments are being made on most pre-petition debt without Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Court and becomes effective. Interest on pre-petition unsecured obligations has not been accrued after the Petition Date except that interest expense and principal payments are continuing to be recorded on capital lease obligations unless the Debtors reject the leases. Contractual interest expense of $11.6 million was not recorded on certain pre-petition debt for the six month period ended September 30, 1998.

Reorganization items for the six month period ended September 30, 1998 included professional fees of $1.7 million for accounting, legal and consulting services provided to LFI and the Creditors' Committee while LFI is in Chapter 11. Reorganization items for the six month period ended September 30, 1997 included an estimated reserve of $25.9 million for the closing of eighteen stores. The reserve included the writedown of property, capital lease assets, furniture and fixtures to their net realizable values and included provisions for continuing expenses and severance pay.

LFI has not recorded any tax benefits for the loss incurred during the six month period ended September 30, 1998 and expects not to record any tax benefits for the remainder of fiscal 1999.

The extraordinary loss net of tax benefit was $5.5 million or 1.3% of net sales for the six month period ended September 30, 1997. The extraordinary loss was due to the write-off of deferred financing fees related to the previous bank credit agreement.

Net loss for the six month period ended September 30, 1998 was $52.0 million or 14.8% of net sales as compared to a net loss of $52.2 million or 12.5% of net sales for the same period of the prior year.

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

Levitz's primary sources of liquidity are cash flow from operations (including the proceeds from the financing of customer credit card obligations by Household), trade credit and borrowings under the DIP Facility. During the six month period ended September 30, 1998, Levitz used approximately $24.2 million of net cash flow in operations before changes in operating assets and liabilities. Changes in operating assets and liabilities increased net cash flow from operations by $20.8 million. Management is attempting to increase cash flow from operations by pursuing initiatives intended to increase sales in comparable stores, closing stores in under-performing markets, eliminating certain support function positions and by eliminating the cost of warehouse operations in markets where it is determined that fewer warehouses can service the market.

Cash provided by investing activities for the six month period ended September 30, 1998 includes $8.7 million of proceeds from asset sales of closed facilities. All of these proceeds were applied as repayments to the DIP Facility as required by the agreement. Management is continuing to market all property held for disposal and leasehold interests where rents are below market values to reduce current borrowings and increase availability under the DIP Facility.

Levitz's total capital expenditures were approximately $3.0 million during the period ended September 30, 1998. Capital expenditures were for existing store improvements and equipment. Management estimates that approximately $5.0 million to $7.0 million is required annually to adequately maintain and/or improve its existing stores. Levitz closed fifteen stores during the six month period ended September 1998 and may open up to three new stores during the fiscal year ending March 31, 1999.

Net cash used in financing activities amounted to $4.7 million in the six month period ended September 30, 1998 and includes increased borrowings under the DIP Facility of $2.7 million less principal payments under long-term obligations of $1.3 million and decrease in outstanding checks and cash overdrafts of $6.1 million which fluctuates based on the timing of payments.

Debt

LFI and substantially all of its subsidiaries, as debtors-in-possession, are parties to a Postpetition Credit Agreement dated as of September 5, 1997 (the "DIP Facility") as amended with BT Commercial Corporation ("BTCC") as agent. The DIP Facility has been approved by the Court and includes a total commitment of $252.0 million that is comprised of revolving notes of $193.6 million and a term note of $58.4 million. Letter of Credit obligations under the revolver portion of the DIP Facility are limited to $25.0 million. The DIP Facility is intended to provide LFI with the cash and liquidity to conduct its operations and pay for merchandise shipments at normal levels during the course of the Chapter 11 proceedings.

The DIP Facility was amended on September 4 and September 18, 1998. The minimum EBITDA covenants for the quarter ending September 30 and December 31, 1998 were reduced and a new term loan was extended in the principal amount of $22.0 million under a second term note. The proceeds from the second term note of $22.0 million were used to pay down the revolving notes. This increased excess availability under the revolving notes by $22.0 million at the time of the transaction. On September 15, 1998 the total commitment under the revolver portion of the DIP Facility was reduced from $223.6 million to $193.6 million. This reduced the total commitment of the DIP Facility to $252.0 million.

Loans made under the DIP Facility revolving notes bear interest, at Levitz's option, at a rate equal to either Bankers Trust Company's prime lending rate plus 1.5% or BTCC's LIBOR rate plus 3.75%. The term notes bear interest at 16%. Levitz is required to pay an unused line fee of 0.5%, and a letter of credit fee of 2.0%.

The maximum borrowings, excluding the term commitments, under the DIP Facility are limited to 85% of eligible accounts receivable, 75% of eligible inventory (as defined in the DIP Facility) and a fixed asset sublimit which is permanently reduced on each date on which an asset disposition, as defined, occurs. Qualification of accounts receivable and inventory items as "eligible" is subject to unilateral change at the discretion of the lenders. Excess availability under the DIP Facility at September 30, 1998 was $38.5 million.

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

The lenders under the DIP Facility have a super-priority administrative expense claim against the estate of the Debtors. Management intends to seek an extension or refinancing of the DIP Facility, now scheduled to expire March 15, 1999. However, no assurances can be given that this objective will be met.

On September 4, 1998 Levitz and its operating subsidiaries entered into an agreement ("Merchant Agreement") with Household Bank (SB), N.A. ("Household") whereby Household would provide financing to individual consumers purchasing merchandise from Levitz ("Private-Label Credit Card Program"). The Court approved the Merchant Agreement and granted a first priority and security interest and lien to Household on certain reserves retained or accumulated by Household, totaling $17.2 million at September 30, 1998, and gave administrative expense status to substantially all obligations of Levitz arising under the Merchant Agreement.

Also on September 4, 1998, General Electric Capital Corporation ("GECC") and Levitz terminated the Second Amended and Restated Account Purchase and Credit Card Agreement (the "GECC Agreement") which was replaced by the Merchants Agreement. Levitz and GECC jointly released each other from substantially all obligations under the GECC Agreement. At the same time GECC sold the majority of the portfolio under the GECC Agreement, approximately $561.0 million, to Household.

As a result of the transfer of the GECC portfolio to Household, the Company determined that the transaction qualified for sale treatment under Financial Accounting Standards Board, Statement of Accounting Standards No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities". As a result, the Receivable under Account Purchase Agreement and the offsetting Obligation Under Account Purchase Agreement were removed from the consolidated condensed balance sheet for September 30, 1998.

Levitz is exposed to market risk under the terms of the Household Agreement. Levitz may pay a fee or may receive income, based upon the relationship among the interest earned on the portfolio, the amount of the servicing fee, the cost of capital, promotional discount fees and credit losses. Levitz is generally obligated for all credit losses under the portfolio, including the GECC portfolio transferred to Household, up to a maximum of 15% and for 50% of all credit losses above 15%. Levitz is also required under the Merchant Agreement to fund a portfolio risk reserve of 2.5% for the first year and 3.5% thereafter of all amounts financed up to a stipulated amount.

Going Concern

The Company believes that cash on hand, amounts available under the DIP Facility, as amended, and funds from operations (including proceeds from the financing of customer credit card obligations by Household) will enable the Company to meet its immediate liquidity and capital expenditure requirements. Continued availability under the DIP Facility is dependent upon LFI and Levitz meeting the covenants thereunder or obtaining a waiver or amendment from the lenders under the DIP Facility if necessary and extending or replacing the DIP Facility which is scheduled to expire March 5, 1999. Until a plan or reorganization is approved, the Company's long-term liquidity and the adequacy of its capital resources cannot be determined.

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

Year 2000

There have been no significant changes to the Company's Year 2000 project as reported in its Form 10-K for the fiscal year ended March 31, 1998. LFI is in the process of assessing the risk to the availability and integrity of financial systems and the reliability of operational systems. The Company is also communicating with vendors, financial institutions and others with which it does business to coordinate year 2000 conversion. The cost of achieving Year 2000 compliance, excluding in-house salaries, wages and benefits, has been estimated at approximately $0.3 million for software maintenance and development and $0.3 million for other operational systems. The Company expects to spend $2.4 million in capital expenditures for the enhancement of operational and financial software and hardware systems as needed for current changes in business strategy which will eliminate the need for achieving Year 2000 compliance on some existing software. Most of the software has been purchased and is currently being installed. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

During 1999, the Company intends to develop contingency plans to address potential disruptions due to internal systems and business disruption at third parties. However, it is unlikely that any contingency plan can fully mitigate the impact of significant business disruptions.

PART II OTHER INFORMATION:

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibit 10.56: Merchant Agreement by and among Levitz Furniture Corporation, certain other subsidiaries and Household Bank (SB) N.A., dated September 4, 1998.

             Exhibit 10.57: Amendment No. 7 dated as of September 4, 1998 to the Postpetition Credit Agreement among Levitz Furniture Incorporated, et al. and BT Commercial Corporation, as agent.

             Exhibit 10.58: Amendment No. 8 dated as of September 18, 1998 to the Postpetition Credit Agreement among Levitz Furniture Incorporated, et al. and BT Commercial Corporation, as agent.

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

                                           LEVITZ FURNITURE INCORPORATED
                                                    (Registrant)




Date:  November 16, 1998                   /s/ MICHAEL MCCREERY
                                           -------------------------------------
                                               Michael McCreery
                                               Senior Vice President and
                                               Chief Financial Officer

                                  EXHIBIT INDEX

                              Exhibits to Form 10-Q

         NUMBER
     EXHIBIT TABLE                              EXHIBIT
     -------------                              -------
         10.56        Merchant Agreement by and among Levitz Furniture
                      Corporation, certain other subsidiaries and Household Bank
                      (SB) N.A., dated September 4, 1998.

         10.57        Amendment No. 7 dated as of September 4, 1998 to the
                      Postpetition Credit Agreement among Levitz Furniture
                      Incorporated, et al. and BT Commercial Corporation, as agent.

         10.58        Amendment No. 8 dated as of September 18, 1998 to the
                      Postpetition Credit Agreement among Levitz Furniture
                      Incorporated, et al. and BT Commercial Corporation, as agent.

           27         Financial Data Schedule.