Form 10-K405
period 1999-03-31
LEVITZ FURNITURE INC
filed 1999-07-14
CIK 902279

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                         COMMISSION FILE NUMBER 1-12046

                          LEVITZ FURNITURE INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                        23-2351830
     -------------------------------                          ----------------
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)

7887 NORTH FEDERAL HIGHWAY, BOCA RATON, FL                       33487-1613
------------------------------------------                       ----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On June 8, 1999, there were 30,071,621 shares of the registrant's Common Stock outstanding of which 26,497,959 shares were Voting Common Stock and 3,573,662 shares were Non-Voting Common Stock, with 249,007 shares held by the registrant in its treasury. As of that date the aggregate value of the registrant's voting stock held by non-affiliates, as calculated at $0.32 per share, was $7,596,942. The decrease of 67,275 shares from last year's report reflects the return to the treasury of 67,275 shares pursuant to restricted stock award agreement.


                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

                                     PART I

ITEM 1.  BUSINESS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF THE COMPANY, INCLUDING STATEMENTS UNDER THE CAPTIONS "BUSINESS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." THESE FORWARD-LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES. NO ASSURANCE CAN BE GIVEN THAT ANY OF SUCH MATTERS WILL BE REALIZED. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS: (1) BANKRUPTCY COURT ACTIONS OR PROCEEDINGS RELATED TO THE BANKRUPTCY OF LFI AND ITS SUBSIDIARIES; (2) COMPETITIVE PRESSURE IN LFI'S INDUSTRY; (3) GENERAL ECONOMIC CONDITIONS; (4) CHANGES IN THE FINANCIAL MARKETS AFFECTING LFI'S FINANCIAL STRUCTURE AND LFI'S COST OF CAPITAL AND BORROWED MONEY; (5) INVENTORY RISKS DUE TO CHANGES IN MARKET DEMAND OR LFI'S BUSINESS STRATEGIES; (6) CHANGES IN EFFECTIVE TAX RATES; (7) YEAR 2000 RISKS; AND (8) THE UNCERTAINTIES INHERENT IN LFI'S OPERATIONS. LFI HAS NO DUTY UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 TO UPDATE THE FORWARD-LOOKING STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K.

CHAPTER 11 FILING

On September 5, 1997 (the "Petition Date"), Levitz Furniture Incorporated, a Delaware corporation ("LFI" or the "Company"), and 11 of its subsidiaries (collectively, the "Debtors"), including, Levitz Furniture Corporation, a Florida corporation and wholly-owned subsidiary of LFI ("Levitz"), filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware, Wilmington, Delaware (the "Court") under Case No. 97-1842(MFW). Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, LFI, as debtor and debtor-in-possession, has continued to manage and operate its assets and businesses pending the confirmation of a reorganization plan or plans and subject to the supervision and orders of the Court. Because LFI is operating as debtor-in-possession under Chapter 11 of the Bankruptcy Code, the existing directors and officers of LFI continue to manage the operations of LFI subject to the supervision and orders of the Court.

On July 7 1999, the Debtors filed a "Disclosure Statement" and a "Joint Plan of Reorganization" ("Plan of Reorganization" or "Plan"), pursuant to Section 1125 of the Bankruptcy Code with the Court. The Disclosure Statement sets forth certain information regarding, among other things, significant events that have occurred during the Debtors' Chapter 11 cases and the anticipated organization, operation and financings of "Reorganized Levitz". The Disclosure Statement describes the Plan of Reorganization, certain effects of Plan confirmation, certain risk factors associated with securities to be issued under the Plan, and the manner in which distribution will be made under the Plan. In addition, the Disclosure Statement discusses the confirmation process and the voting procedures that holders of claims in impaired classes must follow for their votes to be counted. The Plan of Reorganization sets forth certain information, among other things, the classification and treatment of claims and interests, means for implementation of the Plan, acceptance or rejection of the Plan and effect of rejection by one or more classes of claims or interests, provisions for governing distributions, the treatment of executory contracts and leases, conditions precedent to confirmation of the Plan and the occurrence of the effective date of the Plan.

The Plan of Reorganization provides, among other things, that as of the Plan effective date:

       (1) All holders of an allowed administrative and priority tax claim are unimpaired and unclassified, are not entitled to vote on the Plan and will receive cash or such other treatment as to which LFI and such creditor shall have agreed in writing.
       (2) All holders of an allowed other priority claim (Class 1), setoff claim (Class 2) and miscellaneous secured claim (Class 3) are unimpaired, are deemed to have accepted the Plan and, therefore not entitled to vote on the Plan and will receive cash or setoff or reinstatement or such other treatment as to which LFI and such creditor shall have agreed in writing.
       (3) All holders of a small unsecured claim (less than $1,000, Class 4) are impaired and are entitled to vote on the Plan and shall receive in cash 25% of the allowed amount of the claim.
       (4) All holders of an allowed general unsecured claim (Class 5) are impaired, are entitled to vote on the Plan and shall receive their pro rata share of the new common stock distribution of "Reorganized Levitz".
       (5) All holders of an allowed subordinated claim (Class 6) are impaired, are deemed to have rejected the Plan and, therefore, not entitled to vote on the Plan, and shall not receive or retain any property or interest in property on account of their subordinated claim.
       (6) All intercompany claims (Class 7) shall be cancelled, and their holders shall not receive or retain any property or interest in property on account of their intercompany claims.
       (7) All holders of Interests (the rights of any current or former holder or owner of "old equity securities" authorized and issued prior to the Plan confirmation date, Class 8) are impaired, are deemed to have rejected the Plan and, therefore, are not entitled to vote on the Plan. All Interests shall be cancelled and the Interest holders shall not receive or retain any property or interest in property on account of their Interests.

Although the Plan of Reorganization provides for the Debtors' emergence from bankruptcy, there can be no assurances given that the Plan will be confirmed by the Court, or that such Plan will be consummated.

At this time, it is not possible to predict the outcome of the Debtors' Chapter 11 cases or their effect on the Debtors' business. Reference is made to Item 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Report of Independent Public Accountants included on page 32 which indicates the substantial doubt about LFI's ability to continue as a going concern.

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

Levitz Furniture Corporation (which together with its subsidiaries are collectively referred to as "Levitz"), was organized in 1965 as a Florida corporation, is the successor to a business originally commenced in 1910 and was acquired by LFI in 1985. Levitz is one of the largest specialty retailers of furniture in the United States with, as of June 8, 1999, a chain of 64 stores serviced by 21 warehouses located in major metropolitan areas in 13 states. Levitz pioneered the warehouse-showroom concept by opening the first warehouse-showroom in 1963 in Allentown, Pennsylvania. Levitz stores generated revenues of $653.1 million in the year ended March 31, 1999 ("Fiscal 1999"). Management believes the Levitz name to be one of the most recognized in furniture retailing.

Levitz stores offer a wide selection primarily of brand-name furniture and accessories including living room, bedroom, dining room, kitchen and occasional furniture and bedding. Some of the well known, nationally advertised brands offered by Levitz stores include Ashley, Bassett, Benchcraft, Berkline, Douglas, Klaussner, Lane, Lea Industries, Rowe, Sealy, Simmons, Stanley, and Universal. Levitz does not manufacture any of the merchandise sold in its stores but instead devotes all of its resources to the retail sale of furniture.

Levitz has experienced declining profitability and cash flows over the past several fiscal years. Reference is made to "Restructuring Activities" and Item 7
- "Management's Discussion and Analysis of Results of Operations and Financial Condition" for a discussion of action taken with an intent to restore profitable operations.

BUSINESS STRATEGY

Levitz's retailing concept targets value-conscious consumers by offering:

                  --      broad selections of furniture and accessories;
                  --      nationally advertised brands;
                  --      competitive prices; and
                  --      immediate availability of merchandise.

Levitz offers one of America's largest selection of quality brand name furniture at guaranteed low prices. The Company's large stores facilitate the display of a broad selection of furniture and accessories. Levitz's sales volumes create a key channel of distribution for its principal vendors. Management has developed strong partnerships with these principal vendors from whom it purchases large quantities of quality merchandise, often at substantial savings. This buying power enables Levitz to price its merchandise very competitively.

MERCHANDISING

Levitz targets value-conscious consumers between 18 and 44 years of age with a family income between $45,000 and $65,000 per year. Its customers seek moderately priced merchandise to upper moderately priced merchandise, appreciate style and recognize value.

Levitz offers a wide array of choices to the value-conscious consumer. The large product selection is an inducement for consumers to purchase at Levitz and differentiates Levitz from its competitors. The merchandise sales mix among product line groupings for Fiscal 1999 was upholstery/seating 44.1%, bedroom 20.0%, occasional 11.1%, dining room (formal and casual) 12.3%, bedding 9.9%, and other 2.6%. Percentage breakdowns have been relatively consistent for the past several years.

To attract consumers who prefer more customized merchandise, Levitz can special order fabrics on upholstered products from a wide variety of preselected patterns ("Choices Program"). Moreover, Levitz has enhanced its special order leather program, which allows customers to receive their merchandise generally within four weeks of purchase. During Fiscal 1999 the Choices Program represented approximately 9.7% of upholstery sales for continuing stores.

ADVERTISING AND PROMOTION

Levitz retains independent advertising firms for creative and production services in connection with its print, radio and television advertisements. For Fiscal 1999, Levitz's advertising expenditures amounted to $93.4 million or 14.3% of net sales, as compared to $108.1 million or 13.3% of net sales, for Fiscal 1998. Advertising expenditures include promotional finance fees of $28.4 million and $27.2 million in Fiscal 1999 and 1998, respectively.

Levitz's advertising seeks to attract a broader customer segment and emphasize the difference between shopping at Levitz and at other stores.

Levitz continues to promote its stores through newspaper inserts and circulars distributed through the mail ("Preprints"). These Preprint promotions reflect
(i) the great styles offered at Levitz, (ii) the wide array of choices, (iii) Levitz's low prices and (iv) fast delivery.

CUSTOMER SERVICE

Levitz is committed to providing high-quality customer service in all phases of its business, including instant store credit and prompt delivery. Levitz offers its customers instant credit at the time of purchase using point-of-sale terminals on the showroom floors. In the case of any damaged or defective merchandise Levitz will repair or replace the item or, if impracticable to repair or replace, will offer a refund to the customer. Management believes its commitment to customer service has contributed to the substantial percentage of repeat purchases by Levitz's customers.

STORE OPERATIONS

STORES

Each of Levitz's sixty-four stores feature selling space of 18,000 to 112,000 square feet. Merchandise is typically displayed in model room settings of which approximately 240 to 330 are located in each facility containing 50,000 or more square feet of selling space. Smaller facilities feature approximately 110 to 230 model room settings. Levitz's customers typically have the option to receive their merchandise at the store immediately upon purchase or within a few days or to have their merchandise delivered to their homes for a modest delivery charge. Levitz's stores are typically located within easy access of expressway interchanges or major highways and have adjacent parking facilities. Levitz opened one new store in May 1999 and relocated one store in November 1998. Levitz expects to relocate one additional store in Fiscal 2000. See "Properties" for information regarding the locations of Levitz's stores.

Levitz's retail facilities are generally open Monday through Saturday from 10:00 a.m. to 9:00 p.m., and on Sundays from 12:00 noon to 6:00 p.m.

SALES SUPPORT CENTERS

Levitz's twenty-one Sales Support Centers (formerly known as warehouses) provide the selling support for all sixty-four stores. The support provided includes the warehousing of merchandise, customer service, data processing, inventory control and delivery. Each Sales Support Center is currently attached to a store and is in close proximity to other detached stores that it services.

CUSTOMER CREDIT POLICIES

Levitz sells its merchandise either for cash, or through bank credit cards and a private label credit card program. During Fiscal 1999 and 1998, approximately 48% and 40%, respectively, of sales at Levitz's facilities were for cash (including bank credit cards), and approximately 52% and 60%, respectively, of sales were under customer credit plans. The availability of a "private label" credit-financing program is critical to Levitz's business. Private label credit supports marketing programs and offers a convenient way for Levitz customers to spread over time the cost of furniture purchases.

Levitz's private label credit card program is offered under an agreement with Household Bank (SB), N.A. ("Household"). Under the program, Household approves the credit application and pays Levitz for the sale. Levitz pays Household a fee for servicing the accounts and an amount intended to compensate Household for its invested capital. Levitz receives all income and pays all expenses relating to the financing of the portfolio. Levitz is also responsible for any bad debts associated with the portfolio up to 15% of average outstanding receivables in any contract year. Any amounts in excess of 15% are to be shared equally by Levitz and Household.

In the event Household denies credit approval to a customer, Levitz endeavors to obtain credit approval from other third-party finance companies. Under such arrangements, Levitz sells the sale transaction to the finance company for a discount and on a non-recourse basis.

VENDOR PARTNERSHIPS/INVENTORY

Management has established strong partnerships with its principal vendors to review new merchandise and plan promotions and marketing strategies, as well as manage inventory levels. Substantially all manufacturers have cooperative advertising budgets with Levitz. Electronic data interchange ("EDI") is an important aspect of these partnerships. Ninety-eight manufacturers currently participate in Levitz's EDI system which enables manufacturers to plan and produce goods more efficiently while making it possible for Levitz to maintain an in-stock position with less inventory. The EDI system includes the daily electronic transmission of purchase orders and bar code data to vendors and returned receipt of acknowledgements of the purchase orders from vendors. The acknowledgement authenticates, among other things, price, items and expected shipment date. The use of EDI combined with the newly implemented demand forecasting and inventory replenishment system will streamline the merchandise re-ordering process and allow Levitz to be in a better in-stock position with less inventory investment. During May 1999, 96.0% of all furniture purchases were made through the EDI system, as compared to 98.1% for the same month of the prior year. Levitz has six vendors that send invoices through EDI. This process is integrated with the accounts payable system. Levitz intends to continue working with vendors to increase the number of vendors that use EDI for invoices and also to introduce additional EDI features such as advance ship notices which are expected to enhance relations and improve efficiencies for the Company.

Levitz currently purchases merchandise from over 247 independent manufacturers. For Fiscal 1999, Levitz's top ten vendors accounted for 50.3% of purchases. Levitz has no long-term contractual commitments with any of its manufacturers, and with the exception of the disruption caused by its 1997 Chapter 11 filing, has had no difficulty in the past in obtaining merchandise for sale.

Levitz is concentrating its vendor relations on key vendors, which account for approximately eighty percent of net sales. These enhanced relationships involve regular assessment reports and periodic strategy planning meetings.

MANAGEMENT INFORMATION SYSTEMS

Levitz maintains an IBM AS/400 computer in each Sales Support Center to track all inventory and sales activity for the stores that the Sales Support Center services.

When merchandise arrives at the Sales Support Center, it has been or is immediately bar coded, enabling scanning by hand-held readers. This information is directly loaded into the AS/400 thereby eliminating clerical errors, increasing available inventory for sale and minimizing inventory shrinkage. The sales floors in all stores are equipped with on-line point-of-sale terminals enabling sales persons to access inventory status, reserve inventory, schedule delivery and begin the credit approval process for customers. All data is transmitted to corporate headquarters each night. Management at corporate headquarters and at the store level monitor inventory composition, age and condition.

Levitz is developing a radio-frequency ("RF") system to track all merchandise movement in and out of its stores and Sales Support Centers. All furniture movement will be scanned and updated immediately in the inventory files. The initial test system will be implemented in Fiscal 2000.

COMPETITION

The home furnishings industry is a highly competitive and fragmented market with sales for furniture, bedding and decorative accessories by furniture stores in the United States estimated at $37.6 billion in 1998. According to a leading industry publication, the nation's 100 largest furniture retailers accounted for approximately 48.0% of all furniture sales by furniture stores in the United States in 1998. According to the same publication, in 1998 Levitz represented 1.6% of total domestic furniture sales, and was the fifth largest specialty retailer of furniture in the United States.

Levitz's competition varies significantly according to geographic areas. Levitz's principal competitors consist of local independent specialty furniture retailers. Levitz also competes with national and regional specialty furniture retailers, general merchandisers, internet and "800" number based retailers and, in certain limited categories, wholesale clubs. In the future Levitz may have increasing competition from other major retail operations, some of which may have greater financial and other resources than Levitz and may derive revenues from sales of products other than household furnishings.

EMPLOYEES

As of March 31, 1999, Levitz had 2,993 employees, of whom 946 were engaged in sales, 333 in merchandising and display, 779 in warehouse and maintenance functions and 935 in office and administrative work. As of March 31, 1999, 2,322 of Levitz's employees were full-time and 671 were part-time. Sales personnel are paid primarily on a commission basis. Levitz's store managers and key marketing, distribution and operations personnel may receive, in addition to their base salaries, bonus compensation based upon achieving planned sales and operating performance for the location or locations for which the employee has responsibility. Certain of Levitz's national staff personnel, including officers, may receive bonuses based upon favorable operating results during the fiscal year.

Levitz maintains one facility in the state of Washington which its sales employees are covered by a collective bargaining agreement with a local of the United Food and Commercial Workers Union ("UFCW"). This collective bargaining agreement expires in December 2000.

Levitz maintains two facilities in New Jersey in which all non-management employees are represented by an affiliate of the Teamsters Union. The Union was certified as bargaining agent for the employees in August 1998. The parties are engaged in contract negotiations with that union.

In 1995, Levitz withdrew recognition of a UFCW local as bargaining agent for the employees at a facility in California. That decision was upheld by the NLRB Regional Director and the local has appealed the matter to the NLRB.

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

Levitz expects that union efforts to organize the employees at its facilities will continue from time to time, but cannot predict what effect these activities may have on Levitz's business operations, employee relations or income from operations. Although nationwide organizational campaigns may be instituted by one or more unions, all union activities to date have been confined to the local or regional level.

RESTRUCTURING ACTIVITIES

Since the Petition Date, management of the Company and its advisors in the bankruptcy proceedings have conducted an extensive analysis of business operations with the objective of making the changes necessary to improve operating performance. Levitz has devised a comprehensive strategy to focus and increase its presence in its most productive markets, streamline its warehousing and delivery systems, and improve its internal operations and selling functions. The major restructuring initiatives that have been implemented or are currently underway include the following:

FOCUS ON MARKETS WITH STRONG COMPETITIVE POSITIONING

Management has studied each of the market areas in which Levitz stores operate. This study compared the operating performance of Levitz's stores against key competitors in each market. Levitz determined that a key determinant of the ability of Levitz to profitably compete was for Levitz to be one of the dominant furniture retailers, in terms of number of stores and sales revenues, within each geographic market. The conclusion was based upon the significant advertising and promotional expenses required to operate in the furniture retail business and the ability to leverage fixed expenses across a greater sales base within each market. Accordingly, management decided to close selected markets in which Levitz did not have sufficient market presence and to refocus those assets into other core markets by opening new stores or by remodeling existing stores. Levitz has closed a total of sixty-six stores since the Petition Date, enabling it to concentrate resources on the remaining core stores, primarily in the Northeast and on the West Coast. As part of their efforts to increase market share and to improve profitability, Levitz plans to relocate selected existing stores and to open additional stores over the next three to five years within core markets, dependent on general business conditions and Levitz's ability to finance the openings.

DISTRIBUTION SYSTEM RATIONALIZATION

Levitz is implementing a "warehouse rationalization program," aimed at limiting the number of warehouses serving each market. This initiative should provide the following benefits: (i) reduced in-bound freight costs; (ii) reduced warehouse operating costs; (iii) lower inventory investments; (iv) improved merchandise in-stock position; (v) better ability to clear discontinued merchandise; and
(vi) overall logistics simplification. In addition, the warehouse rationalization program may provide Levitz the opportunity to relocate certain existing stores into more favorable retail locations.

The warehouse rationalization program is being implemented in several phases. The first phase, begun in June 1998 with the closure of the warehouse facility in the Paramus, New Jersey store was completed in June 1999. Also, during this time, 14 other warehouse facilities were shut down and the distribution and warehousing activities for attached stores were transferred to other warehouse-showroom stores within the same or adjacent markets. At the completion of this initial phase, Levitz is operating 64 stores, which are supported by twenty-one warehouse facilities (Sales Support Centers).

Levitz is analyzing the opportunity to further improve its logistic practices through the introduction of regional distribution centers in future years. It is believed such a program would provide significant savings related to in-bound freight expense, lower the required inventory investment levels and also create the opportunity to introduce further economies in merchandise buying practices.

IMPROVED SALES FORCE STAFFING AND MANAGEMENT TECHNIQUES

Levitz has implemented several initiatives to improve the performance of its sales force, including: (i) hiring additional sales people at its ongoing stores since the Petition Date, increasing the number of sales people (net of terminations); (ii) reorganizing the field management structure to provide for more frequent and detailed store visits; (iii) installing sophisticated sales force performance measurement tools designed to identify "best practices" within the stores and to set benchmarks for performance; and (iv) testing various sales force compensation structures.

CREATION OF NEW STORE PROTOTYPES

Levitz has created a new store design prototype which features a "race-track" floor layout, as compared to the traditional "alley" design, and a more open, brighter feeling store environment with higher ceilings and more lighting. To date, the prototype has been implemented in a remodeling of the store in King of Prussia, Pennsylvania and at a relocated store in Phoenix, Arizona. The performance of these stores has improved significantly as compared to periods immediately before the implementation of the new prototype design. In addition, in May 1999 Levitz opened a new store in Valencia, California with this new design. Levitz intends to introduce additional stores in the new prototype layout over the next several years, either as new stores or as remodels of existing stores. Levitz's ability to complete such plans may be subject to Court approval and is dependent on general business conditions and the ability to finance the required capital expenditures.

MORE FOCUSED VENDOR RELATIONSHIPS

Since the Petition Date, Levitz has undertaken a comprehensive review of their merchandise vendor structure and have determined to significantly reduce the number of vendors that they deal with and increase the strength of their remaining vendor relationships. As part of a more focused relationship with ongoing vendors, Levitz is exploring opportunities to: (i) increase frequency and shorten lead times for deliveries; (ii) improve operational and financial performance of the vendor-merchant relationship for both parties; (iii) develop special promotions and financing opportunities; and (iv) improve dating.

IMPROVED INVENTORY PLANNING SYSTEMS

Levitz has added specialized employees and dedicated software systems designed to increase the ability to forecast inventory levels and purchasing requirements and to allocate inventory to stores so as to improve the in-stock levels at the stores. The ability to better plan inventory provides Levitz significant advantages in the following ways: (i) by improving in-stock position, fewer opportunities are missed to generate sales when a customer wants to purchase an item but it is unavailable; (ii) by giving vendors more lead time on expected purchases, Levitz can realize cost savings because of the more orderly production schedules the vendors can run; and (iii) tighter controls on inventory allow Levitz to operate with a lower inventory investment in the stores and to transition out of discontinued items with lower mark-downs.

MERCHANDISING ASSORTMENT PLANNING

Levitz is employing new planning techniques to evaluate the appropriateness of current merchandise assortment. Every category of merchandise is being evaluated to ensure the assortment achieves the desired breadth of selection considering quality, style and price and local market differentiation. The assortment plans will incorporate consideration of the availability options to be provided to customers. Vendors will be selected based on their capability to most efficiently support the vendor assortment programs.

IMPROVED ADVERTISING PROGRAMS

Levitz has adopted a longer time horizon into planning advertising campaigns in order to better integrate merchandising planning and marketing efforts. New themes have been developed and a "new look" adopted to improve the clarity of the message to the customer on why to shop at Levitz, and Levitz has hired a new advertising agency. Research is being conducted to better understand customer profiles in markets where stores are located. This research will impact the merchandise assortment, pricing and methods Levitz will use to communicate with customers from market to market.

ITEM 2.  PROPERTIES

On June 8, 1999, Levitz operated 64 retail stores, and 21 Sales Support Centers located in major metropolitan areas in 13 states, with a concentration in California. The following table sets forth the number of retail facilities owned or leased by Levitz on June 8, 1999:

                                                           OWNED         LEASED
                                                           -----         ------

Stores with attached Sales Support Centers................    1            20
Stores that are detached or freestanding..................   --            43

On June 8, 1999, these facilities contained a total of approximately 7,000,000 square feet, including approximately 3,100,000 square feet of selling space. Levitz also leases a 45,000 square feet facility for its corporate offices in Boca Raton, Florida and owns a 35,000 square foot facility in Pottstown, Pennsylvania which is used for accounting offices.

The following sets forth, as of June 8, 1999, the retail premises operated by
Levitz:

        OWNED PREMISES                                                  LEASED PREMISES (CONT'D.) (3)
------------------------------------------------------------       -----------------------------------------------------
                                   MONTH AND       STORE                                       MONTH AND       STORE
LOCATION                          YEAR OPENED    TYPE (1)          LOCATION                   YEAR OPENED    TYPE (1)
------------------------------------------------------------       -----------------------------------------------------
Los Angeles, CA (2)                 Dec-70          WS             Enfield, CT                  Aug-77          WS
                                                                   Concord, CA                  Dec-78          ST
      LEASED PREMISES (3)                                          Lynnwood, WA (4)             Jun-80          ST
------------------------------------------------------------       La Puente, CA (4)            Jan-81          ST
                                   MONTH AND       STORE           Woodbridge, NJ (4)           Jan-81          WS
LOCATION                          YEAR OPENED    TYPE (1)          Modesto, CA (4)              Nov-81          ST
------------------------------------------------------------       Anaheim, CA                  Nov-81          ST
                                                                   Laguna Hills, CA             Apr-83          ST
Allentown, PA                       Sep-63          ST             Pleasanton, CA               Jan-84          ST
Santa Clara, CA                     Sep-68          WS             San Carlos, CA               Apr-84          ST
Wilmington, DE                      Jun-69          WS             Stockton, CA                 Jun-85          ST
San Bernardino, CA                  Aug-69          ST             Cerritos, CA                 Jun-85          ST
Huntington Beach, CA                Nov-69          WS             Phoenix, AZ                  Nov-85          ST
Sacramento, CA (4)                  Sep-70          WS             Milford, CT                  Apr-86          ST
Seattle, WA                         Nov-70          WS             Portland, OR (4)             Jul-86          ST
Oxnard, CA (4)                      Jan-71          WS             Reading, PA                  Jan-87          ST
San Leandro, CA (4)                 Aug-71          WS             Bakersfield, CA              Mar-87          ST
So. San Francisco, CA (4)           Aug-71          ST             Pinole, CA                   Dec-87          ST
Cherry Hill, NJ (4)                 Sep-71          ST             Tacoma, WA                   Jan-88          ST
Portland, OR (4)                    Nov-71          WS             Smithtown, NY                Aug-89          ST
St. Paul, MN (4)                    Dec-71          WS             Brooklyn Park, MN            Nov-89          ST
Willowbrook, NJ (4)                 Dec-71          WS             Corona, CA                   Nov-89          ST
Minneapolis, MN (4)                 Dec-71          ST             Nashua, NH                   Nov-90          ST
San Dimas, CA                       May-72          WS             Las Vegas, NV                Aug-91          WS
Northridge, CA (4)                  Jun-72          ST             Glendale, AZ                 Nov-92          ST
Fresno, CA (4)                      Aug-72          WS             Victorville, CA              Dec-92          ST
Redondo Beach, CA (4)               Aug-72          ST             Rohnert Park, CA             Mar-94          ST
King of Prussia, PA                 Aug-72          ST             Arroyo Grande, CA            Apr-94          ST
Mesa, AZ (4)                        Mar-73          WS             Cathedral City, CA           Apr-94          ST
Farmingdale, NY (4)                 Apr-73          WS             Tempe, AZ                    Jun-94          ST
Langhorne, PA                       May-73          WS             Fremont, CA                  Aug-94          ST
Southington, CT (4)                 Aug-75          ST             Middle Village, NY           Oct-94          WS
Paramus, NJ (4)                     Aug-77          ST             Phoenix, AZ                  Nov-98          ST
Garden City, NY (4)                 Aug-77          ST             Valencia, CA                 May-99          ST
Dedham, MA                          Aug-77          ST
Danvers, MA                         Aug-77          ST
Westboro, MA                        Aug-77          WS

----------
(1) The column refers to stores with attached Sales Support Centers ("WS") or to detached or freestanding stores ("ST").

(2) The Los Angeles, CA property is part of the collateral for borrowings under the DIP Facility and is pending an agreement of sale.
(3) The remaining terms of the leases range from 16 months to 39 years, including renewal options. Lease payments are either fixed or fixed minimums coupled with contingent rentals based on the Consumer Price Index or a percentage of net sales.
(4) Subject to Unitary Lease described in Note 19 to the consolidated financial statements.

In addition to the above properties, as of June 8, 1999 Levitz had available for disposition nine owned and nineteen leased properties formerly operated as retail stores.

As part of its "warehouse rationalization program", the Company has completed the closing of its warehouses in Dedham, MA, Danvers, MA, Paramus, NJ, Garden City, NY, Northridge, CA, Minneapolis, MN, San Bernardino, CA, Cherry Hill, NJ, South San Francisco, CA, Hartford, CT, Redondo Beach CA, Lynwood, WA, Allentown, PA, Concord, CA and Modesto CA.

ITEM 3.  LEGAL PROCEEDINGS

CHAPTER 11 FILING

On September 5, 1997, LFI and 11 of its subsidiaries, including Levitz, filed voluntary petitions for relief under the Bankruptcy Code, Chapter 11, Title 11 of the United States Code, with the United States Bankruptcy Court for the District of Delaware, Wilmington, Delaware 19801 under Case No. 97-1842(MFW).

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

PLAN OF REORGANIZATION PROCEDURES

For 120 days after the date of the filing of a voluntary Chapter 11 petition, a debtor has the exclusive right to propose and file a reorganization plan with the Court and an additional 60 days within which to solicit acceptances to any plan so filed (the "Exclusive Period"). The Court may increase or decrease the Exclusive Period for cause shown, and as long as the Exclusive Period continues, no other party may file a reorganization plan. The Debtors currently retain the exclusive right to propose and solicit acceptances of a plan or plans of reorganization until September 30, 1999.

If Levitz fails to obtain acceptance of such plan from impaired classes of creditors during the exclusive solicitation period, any party in interest, including a creditor, an equity security holder or a committee of creditors, may file a reorganization plan for such Chapter 11 debtor.

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

On July 7 1999, the Debtors filed a "Disclosure Statement" and a "Joint Plan of Reorganization" ("Plan of Reorganization" or "Plan"), pursuant to Section 1125 of the Bankruptcy Code with the Court. The Disclosure Statement sets forth certain information regarding, among other things, significant events that have occurred during the Debtors' Chapter 11 cases and the anticipated organization, operation and financings of "Reorganized Levitz". The Disclosure Statement describes the Plan of Reorganization, certain effects of Plan confirmation, certain risk factors associated with securities to be issued under the Plan, and the manner in which distribution will be made under the Plan. In addition, the Disclosure Statement discusses the confirmation process and the voting procedures that holders of claims in impaired classes must follow for their votes to be counted. The Plan of Reorganization sets forth certain information, among other things, the classification and treatment of claims and interests, means for implementation of the Plan, acceptance or rejection of the Plan and effect of rejection by one or more classes of claims or interests, provisions for governing distributions, the treatment of executory contracts and leases, conditions precedent to confirmation of the Plan and the occurrence of the effective date of the Plan.

The Plan of Reorganization provides, among other things, that as of the Plan effective date:

       (1) All holders of an allowed administrative and priority tax claim are unimpaired and unclassified, are not entitled to vote on the Plan and will receive cash or such other treatment as to which LFI and such creditor shall have agreed in writing.
       (2) All holders of an allowed other priority claim (Class 1), setoff claim (Class 2) and miscellaneous secured claim (Class 3) are unimpaired, are deemed to have accepted the Plan and, therefore not entitled to vote on the Plan and will receive cash or setoff or reinstatement or such other treatment as to which LFI and such creditor shall have agreed in writing.
       (3) All holders of a small unsecured claim (less than $1,000, Class 4) are impaired and are entitled to vote on the Plan and shall receive in cash 25% of the allowed amount of the claim.

       (4) All holders of an allowed general unsecured claim (Class 5) are impaired, are entitled to vote on the Plan and shall receive their pro rata share of the new common stock distribution of "Reorganized Levitz".
       (5) All holders of an allowed subordinated claim (Class 6) are impaired, are deemed to have rejected the Plan and, therefore, not entitled to vote on the Plan, and shall not receive or retain any property or interest in property on account of their subordinated claim.
       (6) All intercompany claims (Class 7) shall be cancelled, and their holders shall not receive or retain any property or interest in property on account of their intercompany claims.
       (7) All holders of Interests (the rights of any current or former holder or owner of "old equity securities" authorized and issued prior to the Plan confirmation date, Class 8) are impaired, are deemed to have rejected the Plan and, therefore, are not entitled to vote on the Plan. All Interests shall be cancelled and the Interest holders shall not receive or retain any property or interest in property on account of their Interests.

Generally, after a plan has been filed with the Court, it will be sent, with a disclosure statement approved by the Court following a hearing, to members of all classes of impaired creditors for acceptance or rejection. Following acceptance or rejection of any such plan by impaired classes of creditors, the Court, after notice and a hearing, would consider whether to confirm the plan. Among other things, to confirm a plan the Court is required to find that (i) each impaired class of creditors and equity security holders will, pursuant to the plan, receive at least as much as the class would have received in a liquidation of the debtor and (ii) confirmation of the plan is not likely to be followed by the liquidation or need for further financial reorganization of the debtor or any successor to the debtor, unless the plan proposes such liquidation or reorganization.

To confirm a plan, the Court generally is also required to find that each impaired class of creditors has accepted the plan by the requisite vote. If any impaired class of creditors does not accept a plan but all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the so-called "cram down" provisions of the Bankruptcy Code. Under these provisions, the Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors if certain requirements of the Bankruptcy Code are met, including that (i) at least one impaired class of claims has accepted the plan, (ii) the plan "does not discriminate unfairly" and
(iii) the plan "is fair and equitable with respect to each class of claims or interests that is impaired under, and has not accepted, the plan." As used by the Bankruptcy Code, the phrases "discriminate unfairly" and "fair and equitable" have meanings unique to bankruptcy law.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Prior to September 24, 1997, LFI's Common Stock was traded on the New York Stock Exchange ("NYSE"). Effective at the opening of the trading session on December 3, 1997, the NYSE formally removed from listing and registration the Common Stock of LFI pursuant to an Order, dated December 2, 1997, of the Securities and Exchange Commission granting the application for removal by the NYSE. As of June 8, 1999, there were 738 holders of record of Voting Common Stock and 7 holders of record of Non-Voting Common Stock.

LFI has not paid dividends on any class of its Common Stock since 1987 and does not intend to pay dividends in the foreseeable future. LFI's only material asset is the common stock of Levitz and, therefore, its ability to pay cash dividends, interest and principal is dependent upon dividends and other payments from Levitz. LFI's ability to obtain cash from Levitz is restricted by the Bankruptcy Court, the DIP Facility, the indentures relating to Levitz's outstanding indebtedness and Florida law.

The Plan of Reorganization as filed with the Bankruptcy Court on July 7, 1999 provides that all holders of equity securities and/or interests shall not be entitled to, and shall not, receive any property or interest in property on account of such equity or equity interest.

The range of high and low sales prices for LFI's Common Stock as reported in the New York Stock Exchange Composite Index through September 24, 1997 and as reported by the OTC Bulletin Board (OTCBB), which is a regulated quotation service, for each quarterly period after September 24, 1997 within the two most recent fiscal years, is as follows:

          QUARTER ENDED                             HIGH               LOW
          -------------                             ----              -----
          June 30, 1997                            $3.000            $1.438

          September 24, 1997                        1.688             0.219

          September 30, 1997                        0.516             0.391

          December 31, 1997                         0.250             0.234

          March 31, 1998                            0.359             0.344

          June 30, 1998                             0.470             0.440

          September 30, 1998                        0.260             0.250

          December 31, 1998                         0.210             0.188

          March 31, 1999                            0.210             0.190

The Company has insufficient information to determine the accuracy of the quotations after September 24, 1997.

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

                                                                      YEARS ENDED MARCH 31, (1)
                                        --------------------------------------------------------------------------------------
                                                            (Amounts in thousands, except per share data)
                                         1999 (2)           1998            1997              1996           1995 (21)
                                        -----------     -------------    ------------     -------------     -------------
Income Statement Data:
  Net sales                              $ 653,100         $ 812,948       $ 941,878         $ 961,869       $ 1,021,940
  Gross profit                             276,773           345,357         408,323           426,916           466,080
  Selling, general and administrative
    expenses                               280,810           337,278         357,018           372,288 (17)      383,460
  Unusual operating expenses                    --            16,151 (9)          --                --                --
  Charge for store closings                     --                --           8,295 (13)           --                --
  Restructuring expense                         --                --              --             9,000 (18)           --
  Depreciation and amortization             17,948            24,093          26,993            29,272            28,484
  Operating income (loss)                  (21,985)          (32,165)(10)     16,017            16,356            54,136
  Interest expense, net                     29,477 (3)        39,592 (3)      55,522            53,035            47,797
  Reorganization items                      42,982 (4)        55,512 (4)          --                --                 -
  Income (loss) before extraordinary
    items                                  (94,444)         (127,269)        (39,505)          (23,753)            3,952
  Extraordinary items, net of tax benefit       --            (5,805)(11)     (2,002)(14)           --            (1,566)(22)
  Net income (loss) available to common
    stockholders                           (94,444)          (93,387)        (27,586)          (23,753)            2,386
  Net income (loss) per common share         (3.15)            (3.12)          (0.93)            (0.80)             0.08
  Weighted average number of shares
    outstanding                             30,023            29,924          29,655            29,621            29,621
                                                                           AS OF MARCH 31,
                                        --------------------------------------------------------------------------------------
                                           1999             1998            1997              1996            1995(17)
                                        -----------     -------------    ------------     -------------     -------------
Balance Sheet Data:
  Property and equipment, net             $ 72,170 (5)     $ 235,970 (12)  $ 333,703         $ 360,453         $ 394,911
  Total assets                             333,642 (6)     1,006,804         934,368 (15)      606,887           651,174
  Noncurrent portion of capital lease
    obligations                             29,368 (7)            -- (7)      74,466            82,922            87,767
  Noncurrent portion of long-term debt          -- (7)         5,702 (7)     282,084 (16)      293,433 (19)      348,908
  Liabilities subject to compromise        301,326 (8)       369,692 (8)          --                --                --
  Stockholders' deficit                   (280,220)         (186,061)        (94,072)          (67,652)(20)      (44,277)

(1) Effective March 31, 1999, LFI elected to reclassify certain revenues in its consolidated statements of operations. As a result, net sales, gross profit and selling, general and administrative ("SG&A") expenses have been restated for the fiscal years ended March 31, 1999, 1998, 1997, 1996 and 1995. LFI now reflects delivery income and miscellaneous revenue in SG&A expenses. Previously, these revenues were included in net sales. The effect of this reclassification was to reduce net sales, gross profit and SG&A expenses by $19.8 million, $23.9 million, $25.0 million, $24.8 million and $25.3 million for the fiscal years ended March 31, 1999, 1998, 1997, 1996 and 1995, respectively.

(2) The reduction in net sales, gross profit and SG&A expenses in Fiscal 1999 is primarily due to the closing of forty-two stores in June 1998 and January 1999.

(3) As a result of the Chapter 11 filing on September 5, 1997, no principal or interest payments will be made on most prepetition debt without Court approval or until a plan of reorganization providing for repayment terms has been confirmed by the Court and becomes effective. Interest on prepetition unsecured obligations has not been accrued after the Petition Date except that interest expense and principal payments will continue to be recorded on capital lease obligations unless the leases are rejected by the Debtors. If a capital lease is rejected the obligation will be limited to the lease rejection claim. Contractual interest expense of $23.1 million and $13.3 million was not recorded on certain prepetition debt for Fiscal 1999 and the period from September 5, 1997 through March 31, 1998.

(4) Reorganization items represent the costs to restructure the Company during the Chapter 11 proceedings. The following costs are included for Fiscal 1999 and 1998 (dollars in millions):

                                                            1999          1998
                                                         ---------     ---------
       Store closings                                    $    42.3     $    23.4
       Loss on sale of John M. Smyth Company assets             --          22.7
       Gain on sale of property held for resale               (5.9)           --
       Deferred finance fees and other                          --           2.5
       Professional fees                                       6.6           6.9
                                                         ---------     ---------

                                                         $    43.0     $    55.5
                                                         =========     =========

       Store closing charges include the write-down of assets to their net realizable value, severance pay and continuing expenses.

(5) In Fiscal 1999, property, including capital lease assets, with a net book value of $16.9 million was classified as property held for sale and $91.9 million was classified as current assets, property under agreement of sale as a result of the transactions described in Note 19 to the consolidated financial statements. In addition, assets were written-down in the amount of $30.1 million to their net realizable value due to store closings and property and lease assets with a net book value of $14.7 million was sold.

(6) In Fiscal 1999, total assets decreased by $673.2 million to $333.6 million from $1,006.8 million in Fiscal 1998 due to the removal from the consolidated balance sheets of the receivable under account purchase agreement and related obligations of $554.3 million, the sale of property held for resale with net book value of $14.5 million and the reduction of inventory of $58.4 million.

(7) In Fiscal 1998, all capital lease obligations and all non-current long-term debt obligations with the exception of mortgages were reclassified as liabilities subject to compromise. In Fiscal 1999, capital lease obligations for continuing stores were reclassified on the consolidated balance sheets. All mortgages were classified as current pending the transactions described in Note 19 to the consolidated financial statements.

(8) Liabilities subject to compromise represent all unsecured liabilities of the Debtor as of the Petition Date. See Note 5 to the consolidated financial statements for the types of liabilities included as subject to compromise.

(9) During Fiscal 1998, LFI incurred unusual operating expense of $16.1 million which included the write-off of $2.8 million in goodwill, the write-off of $5.9 million of the future service revenue receivable under the GECC Agreement during which period Levitz was not able to account for a portion of the transactions as a sale, accrual of severance cost of $1.3 million upon the resignation of an officer and $6.1 million charge reflecting an adjustment to record inventory at its estimated net realizable value due to the substantial change in merchandising assortment. The changes increased net loss by $11.1 million or $0.37 per share.

(10) Operating income declined significantly from prior periods due to the unusual operating expenses, increase in SG&A expenses as a percentage of net sales, and the continued decline in total sales and comparable store sales from the prior fiscal years.

(11) On the Petition Date, Levitz incurred a before-tax extraordinary loss of $8.4 million due to the write-off of the pre-petition senior secured facilities deferred financing fees. The after-tax loss was $5.8 million or $0.19 per share.

(12) Property and equipment, net of accumulated depreciation decreased $97.7 million during Fiscal 1998 primarily due to the write-down to net realizable value of closed stores, property and equipment of $20.0 million, the sale of assets with book value of $51.5 million, reclassification of property to property held for disposal of $17.0 million, amortization and depreciation of $23.0 million less capital expenditures of $14.1 million.

(13) On October 31, 1996, five satellite stores were closed resulting in a pre-tax charge for store closings of $8.3 million. The charge includes the reduction of the carrying value of the store assets to their estimated fair value net of selling expenses as well as reserves for future rental payments under operating lease agreements. Included in the store closing charge is a $2.4 million charge from the adoption of SFAS No. 121 effective April 1, 1996 for one of the closed stores. The charge increased net loss by $5.4 million or $0.18 per share.

(14) As a result of the July 1996 refinancing, in June 1996, LFI incurred a before-tax extraordinary loss of $3.1 million on the write-off of deferred financing fees related to the termination of Levitz's previous bank credit agreement. The after-tax loss was $2.0 million or $0.07 per share.

(15) Effective January 1, 1997 Levitz was required to account for the purchase of Levitz's customer credit obligations by General Electric Capital Corporation (GECC) under an Account Purchase and Credit Card Agreement (the "GECC Agreement") in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 125 (SFAS No. 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Based on facts and circumstances at that date, Levitz was required by SFAS No. 125 to account for these transactions as a secured borrowing with a pledge of collateral rather than as a sale for financial reporting purposes. Consequently, Levitz recorded $327.0 million as a Receivable Under Account Purchase Agreement and as an Obligation Under Account Purchase Agreement in its March 31, 1997 financial statements.

(16) On July 1, 1996, Levitz entered into new senior secured credit facilities providing for up to $190.0 million of availability. The proceeds of the senior secured facilities were used to refinance indebtedness incurred under the Credit Agreement, to provide liquidity for working capital needs and for other general corporate purposes.

(17) In March 1996, Levitz amended its non-contributory, defined benefit pension plan to provide that no benefits would accrue under the plan after March 31, 1996. The amendment resulted in a curtailment gain of $8.3 million. No plan assets were withdrawn from the pension plan as a result of this gain. The curtailment gain decreased net loss $5.4 million or $0.18 per share.

(18) LFI recorded in Fiscal 1996 restructuring charges totaling $9.0 million. The restructuring plans included the elimination of six regional/division offices and certain support positions. A total of 142 employees including five senior executives were terminated. The charges include $7.8 million of severance pay and related employee benefit costs and $1.2 million of idle facility and other costs. The restructuring plans increased net loss by $5.8 million or $0.20 per share.

(19) In March 1996, LFI and Levitz consummated an exchange offer in which Levitz issued $91.6 million principal amount of 13.375% Senior Notes due October 15, 1998 and LFI issued warrants to purchase 283,972 shares of LFI Common Stock in exchange for $91.6 million principal amount of 12.375% Senior Notes due April 15, 1997 (the Exchange Offer). The Exchange Offer redeemed 93.8% of the 12.375% Senior Notes leaving an aggregate principal amount of $6.0 million outstanding. Capital in excess of par has been increased and the principal amount of the 13.375% Senior Notes have been decreased by the fair value of the warrants of $0.7 million. The issuance costs of $1.3 million had been charged to interest expense.

(20) During Fiscal 1996, LFI contracted to issue 700,000 shares of restricted stock to certain key employees. These shares were issued in Fiscal 1997. The total market value at the effective date of grant was recorded as deferred compensation, a separate component of stockholders' deficit. The deferred compensation was charged to selling, general and administrative expenses over the three year vesting period.

(21) On June 28, 1994, Levitz acquired all of the outstanding stock of JMS, a specialty furniture retailer operating six stores in the Chicago, Illinois area. The acquisition was accounted for as a purchase. The fair value of assets acquired, including goodwill, was $77.3 million, with liabilities assumed of $27.4 million.

(22) During the fiscal year ended March 31, 1995, Levitz incurred a before-tax extraordinary loss of $2.5 million due to the write-off of deferred financing fees. The after-tax loss was $1.6 million or $0.05 per share.

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

Comparable store sales have declined 0.1%, 6.4% and 1.3% for the last three fiscal years ended March 31, 1999, 1998 and 1997, respectively. Comparable store sales increased 1.9% in April 1999 and decreased 2.2% and 0.9% in May and June 1999, respectively.

Operating loss was $22.0 million in Fiscal 1999 and $32.2 million in Fiscal 1998. In Fiscal 1997 operating income was $16.0 million.

The following table sets forth LFI's results of operations expressed as a percentage of net sales for the periods indicated:

                                                      PERCENT OF NET SALES
                                                ------------------------------
                                                     YEARS ENDED MARCH 31,
                                                ------------------------------
                                                 1999        1998        1997
                                                ------      ------      ------
Net sales                                        100.0 %     100.0 %     100.0 %
Cost of sales                                     57.6        57.5        56.6
                                                ------      ------      ------
Gross profit                                      42.4        42.5        43.4
Selling, general and administrative expenses      43.0        41.5        37.9
Unusual operating expenses                          --         2.0          --
Charge for store closings                           --          --         0.9
Depreciation and amortization                      2.7         3.0         2.9
Interest expense, net                              4.5         4.9         5.9
Reorganization items                               6.6         6.8          --
                                                ------      ------      ------
Loss before income taxes                         (14.4)      (15.7)       (4.2)
Income tax benefit                                  --         4.9         1.5
                                                ------      ------      ------
Loss before extraordinary items                  (14.4)      (10.8)       (2.7)
Extraordinary items                                 --        (0.7)       (0.2)
                                                ------      ------      ------
Net loss                                         (14.4)      (11.5)       (2.9)
                                                ======      ======      ======
Comparable store sales decrease (1)               (0.1)%      (6.4)%      (1.3)%
                                                ======      ======      ======

--------------
(1) Comparable store sales are calculated by excluding the net sales of a store for any full month of one period if the store was not open during the same full month of the prior period.

COMPARISON OF OPERATIONS FOR FISCAL 1999 TO FISCAL 1998

Net sales for Fiscal 1999 decreased to $653.1 million or 19.7% from $812.9 million for Fiscal 1998. Comparable store sales for Fiscal 1999 declined 0.1% from Fiscal 1998. Levitz closed forty-two stores during Fiscal 1999. The comparable store sales decreased 2.5% and 5.4% in the first and third quarter of Fiscal 1999, respectively. Comparable store sales increased 8.7% and 0.3% in the second and forth quarter of Fiscal 1999, respectively. The decrease in comparable store sales for the first quarter of Fiscal 1999 is primarily attributed to the announcement of fifteen store closings at the end of June 1999. The increase in comparable store sales for the second quarter of Fiscal 1999 is primarily due to the filing of a Chapter 11 petition in the same quarter of the previous year. The decrease in comparable store sales for the third quarter of Fiscal 1999 was impacted by the resumption of normal shipments during the third quarter of Fiscal 1998 which transferred sales that would have normally been recorded in the second quarter of Fiscal 1998 to the third quarter of Fiscal 1998.

Gross profit for Fiscal 1999 was $276.8 million, or 42.4% of net sales, as compared to $345.4 million, or 42.5% of net sales, for Fiscal 1998. Gross profit for Fiscal 1999 includes a write-down of $4.8 million for excess, discontinued and damaged inventory in continuing stores of which $0.9 million of the reserve remained at March 31, 1999. Excluding the effect of the inventory write-down, gross profit as a percentage of net sales would have been 42.5%.

Selling, general and administrative (SG&A) expenses decreased by $56.5 million or 16.8% to $280.8 million in Fiscal 1999 from $337.3 million in Fiscal 1998. The dollar decrease in SG&A expenses is primarily due to the reduction in costs attributable to the closing of forty-two stores during Fiscal 1999. The increase in SG&A in Fiscal 1999 as a percentage of net sales to 43.0% from

41.5% is due to an increase in advertising expense of 1.0%, an increase in salaries and related expenses and benefits of 0.8% as offset by an increase in the service fee income of 0.3% under Levitz's private-label credit card program.

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

Depreciation and amortization expenses decreased to $17.9 million in Fiscal 1999 from $24.1 million in Fiscal 1998. The decrease is primarily attributable to the suspension of depreciation on assets of the closed stores. At the same time, the assets were written down to their net realizable value.

Interest expense for Fiscal 1999 decreased to $29.5 million or 4.5% of net sales from $39.6 million or 4.9% of net sales for Fiscal 1998. Interest on pre-petition unsecured obligations has not been accrued after the Petition Date except that interest expense continues to be recorded on capital lease obligations. Contractual interest expense of $23.1 million and $13.3 million was not recorded on certain pre-petition debt for Fiscal 1999 and the period from September 5, 1997 through March 31, 1998.

Reorganization items represent the costs to restructure the Company during the Chapter 11 proceedings. The following costs are included for Fiscal 1999 and 1998 (dollars in millions):

                                                    1999        1998
                                                  -------     -------
Store closings                                    $  42.3     $  23.4
Loss on sale of John M. Smyth Company assets           --        22.7
Gain on sale of property held for resale             (5.9)         --
Deferred finance fees and other                        --         2.5
Professional fees                                     6.6         6.9
                                                  -------     -------

                                                  $  43.0     $  55.5
                                                  =======     =======


Store closing charges include the write-down of assets to their net realizable value, severance pay and continuing expenses.

During Fiscal 1998, LFI incurred an after-tax extraordinary loss of $5.8 million due to the write-off of deferred financing fees related to the previous bank credit agreements.

As a result of the aforementioned factors, the net loss was $94.4 million or 14.4% of net sales for Fiscal 1999 as compared to $93.4 million or 11.5% of net sales for Fiscal 1998.

COMPARISON OF OPERATIONS FOR FISCAL 1998 TO FISCAL 1997

Net sales for Fiscal 1998 decreased to $812.9 million or 13.7% from $941.9 million for Fiscal 1997. Comparable store sales for Fiscal 1998 declined 6.4% from Fiscal 1997. Levitz attempted to address the decrease in comparable store sales declines by (i) changing its merchandise lineup, (ii) making a concerted effort to liquidate older, discontinued merchandise, (iii) shifting its focus in advertising expenditures by media outlet to those deemed most effective, and
(iv) closing certain underperforming stores to enable it to focus efforts and resources on key markets. In addition to the comparable store sales decline experienced during Fiscal 1998, the Company closed 24 under-performing stores.

Gross profit for Fiscal 1998 was $345.4 million, or 42.5% of net sales, as compared to $408.3 million, or 43.4% of net sales, for fiscal 1997. The decrease in gross profit percentage of net sales is attributable to the increase in items sold at lower margins that were deleted from the merchandise assortment.

Selling, general and administrative (SG&A) expenses decreased by $19.7 million or 5.5% to $337.3 million in Fiscal 1998 from $357.0 million in Fiscal 1997. The dollar decrease in SG&A expenses is primarily attributable to the reduction in costs attributable to the disposal of 24 stores during 1998.

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

Interest expense for Fiscal 1998 decreased to $39.6 million or 4.9% of net sales from $55.5 million or 5.9% of net sales for Fiscal 1997. Interest on prepetition unsecured obligations was not accrued after the Petition Date except that interest expense continues to be recorded on capital lease obligations. Contractual interest expense of $13.3 million was not recorded on certain prepetition debt for the period from September 5, 1997 through March 31, 1998.

During Fiscal 1998, LFI recorded reorganization related expenses of $55.5 million which included $33.6 million for 24 store closings, $15.0 million for the acceleration of goodwill amortization and $6.9 million for professional services provided to LFI and the Creditors' Committee. In Fiscal 1997, Levitz closed five satellite stores which resulted in a pre-tax charge for store closings of $8.3 million. The charge includes the reduction of the carrying value of the store assets to their estimated fair value net of selling expenses as well as reserves for future rental payments under operating lease agreements.

During Fiscal 1998 and 1997, LFI incurred after-tax extraordinary losses of $5.8 million and $2.0 million respectively due to the write-off of deferred financing fees related to the previous bank credit agreements.

As a result of the aforementioned factors, net loss was $93.4 million or 11.5% of net sales for Fiscal 1998 as compared to $27.6 million or 2.9% of net sales for Fiscal 1997.

SEASONALITY AND INFLATION

Management does not believe that seasonal variation has a significant impact on its business. LFI has generally been able to pass along any price increases relating to inflation. Accordingly, the effect of inflation, if any, on LFI's results of operations has been minor.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

LFI's only material asset is the common stock of Levitz and, therefore, its ability to pay cash dividends, interest and principal, is dependent upon dividends and other payments from Levitz. LFI's ability to obtain cash from Levitz is restricted by the Bankruptcy Court, the DIP Facility (as defined below), the indentures relating to Levitz's outstanding indebtedness and Florida law. LFI's only outstanding obligations are $8.7 million of Senior Deferred Coupon Debentures due June 15, 2002 which includes accrued interest through September 4, 1997, that are currently classified as liabilities subject to compromise.

Levitz's primary sources of liquidity are cash flows from operations (including the proceeds from customer credit obligations under the private-label credit card program by Household), trade credit and borrowings under the DIP Facility. During Fiscal 1999, cash flow used in operating activities before changes in operating assets and liabilities was $46.7 million. Cash used in operating activities for the months of June 1998 and December 1998 was $22.0 million or 47.1% of the total cash used. Both months were affected by the recording of cash reserves for store closings of $12.6 million. This was favorably offset by corresponding increase in cash provided by the change in operating assets and liabilities.

Cash flows provided by changes in operating assets and liabilities was $45.6 million for Fiscal 1999. Changes in operating assets and liabilities were favorably impacted by the decrease in inventory of $46.1 million and reduction in receivables of $3.6 million primarily due to the closing of forty-two stores. The increase of accrued expenses of $10.8 million also favorably impacted operating assets and liabilities. This was due primarily to the change in payment terms for promotional discount fees under the Merchant Agreement with Household as compared to the GECC Agreement. This was offset by reductions in other accrued expenses and liabilities associated with store closings. Changes in operating assets and liabilities were unfavorably impacted by reductions of $14.9 million in trade payables and other current assets, also due primarily to the store closings.

Net cash used in financing activities amounted to $14.2 million in Fiscal 1999, and includes net repayments under the DIP Facilities of $4.2 million, principal payments on long-term debt and capital lease obligations of $2.4 million and a decrease in the cash overdraft position of $7.6 million which is reflective of the decrease in inventory levels and the timing of payments. Net cash used in financing activities amounted to $19.5 million in Fiscal 1998 and included net repayments under the credit facilities of $1.4 million, principal payments on long-term debt and capital lease obligations of $11.7 million, a decrease in cash overdraft position of $3.1 million and payment of deferred financing fees for the DIP Facility of $3.2 million.

Cash provided by investing activities for Fiscal 1999 includes the proceeds from the sale of eight previously closed stores. Proceeds in Fiscal 1998 include asset sales of the JMS stores, the Company's Boca Raton headquarters, and other closed facilities. All of these proceeds were applied as repayments to the DIP Facilities as required by the agreement.

Levitz's capital expenditures (other than for capitalized leases) totaled approximately $7.8 million, $14.1 million and $11.0 million during Fiscal 1999, 1998 and 1997, respectively. Capital expenditures during Fiscal 1999 were for existing store improvements and equipment and the opening of one new store in May 1999. Management plans to spend approximately $7.0 million for capital expenditures in Fiscal 2000 of which approximately $2.9 million is for maintenance of existing facilities. Levitz expects to relocate one additional store in Fiscal 2000.

Debt

LFI and substantially all of its subsidiaries, as debtors-in-possession, are parties to a Postpetition Credit Agreement dated as of September 5, 1997 (the "DIP Facility") with BT Commercial Corporation ("BTCC") as agent. The DIP Facility was approved by the Court and included an initial commitment of $260.0 million that was comprised of revolving notes of $223.6 million and a term note of $36.4 million. Letter of Credit obligations under the revolver portion of the DIP Facility are limited to $25.0 million. The DIP Facility is intended to provide LFI with the cash and liquidity to conduct its operations and pay for merchandise shipments at normal levels during the course of the Chapter 11 proceedings.

In September 1998, the DIP Facility was amended to include, among other things, a new term loan in the principal amount of $22.0 million under a second term note. The proceeds from the second term note were used to pay down the revolver portion of the DIP Facility.

In December 1998, the Company obtained a waiver to the DIP Facility eliminating the minimum EBITDA requirements through March 31, 1999.

In March 1999, the DIP Facility was amended to include, among other things:

       (1) The availability of an additional $10.0 million loan ("Overadvance Term Loan") from a third party which would be drawn if the borrowing base availability declined to $12.0 million. If drawn, the proceeds from the Overadvance Term Loan would be used to reduce borrowings under the revolver portion of the DIP Facility.
       (2) Set minimum EBITDA requirements for April 1999 and restrict capital expenditures through May 1999.
       (3)    Extend the DIP Facility expiration date to June 7, 1999.

In May 1999, the DIP Facility was amended to include, among other things:

       (1) An extension of the DIP Facility expiration date to December 31, 1999.
       (2) A consent to the repayment of the term notes from the net proceeds of the Sale-Leaseback Transaction.
       (3) The establishment of the fixed asset sublimit under the borrowing base calculation at $36.0 million, which is reduced by scheduled reductions upon disposition of specific properties and for the total elimination of the fixed asset sublimit by September 1, 1999.
       (4) A reduction in the total commitment under the DIP Facility to $125.0 million.
       (5)    Minimum EBITDA requirements for June and September 1999.

The May 1999 amendment was subject to the closing of the Sale-Leaseback Transaction described in Note 19 to the consolidated financial statements. On June 8, 1999, when the Sale-Leaseback Transaction was closed, the term notes of $58.4 million that accrued interest at sixteen percent were paid in full.

On July 7, 1999, when the Bulk Sale Transaction was closed, net proceeds of $18.1 million were used to pay down the revolver portion of the DIP Facility. As a result of the transaction, the fixed asset sublimit was reduced to approximately $17.1 million by the amount of the net proceeds. After the closing of the Bulk Sale Transaction on July 7, 1999, the total outstanding borrowings under the DIP Facility were approximately $74.6 million and the excess availability was approximately $18.2 million. See Note 19 to the consolidated financial statements for a description of the Bulk Sale Transaction.

The Company is in negotiations with its lenders to amend the DIP Facility to include, among other things, a reduction in the EBITDA requirements for June and September 1999 and the extension of the fixed asset sublimit expiration date to September 30, 1999. No assurances can be given that such amendment will be successfully negotiated.

Levitz is aggressively marketing for sale additional properties. At the current time there are fourteen properties under agreement of sale, letters of intent or other types of offers estimated to be $34.3 million of gross proceeds. No assurances can be given that a sufficient number of these transactions will close prior to the expiration of the fixed asset sublimit on September 30, 1999. Based on facts and circumstances at that time, Levitz may have to request an extension of the fixed asset sublimit expiration date or obtain additional financing. No assurances can be given that an extension of the expiration date would be granted or that additional financing could be obtained.

Loans made under the revolving notes bear interest, at Levitz's option, at a rate equal to either Bankers Trust Company's prime lending rate plus 1.50% or BTCC's LIBOR rate plus 3.75%. The term note bore interest at 16%. Levitz is required to pay an unused line fee of 0.50%, and a letter of credit fee of 2.0%. Levitz paid financing fees of $3.2 million on the closing date. These financing fees have been deferred and were amortized over the original life of the DIP Facility.

Levitz is exposed to market risk as a result of the terms of the DIP Facility which requires the Company to pay a variable interest rate based on the fluctuation of Bankers Trust Company's prime lending rate. The change in annual cash flow and earnings resulting from a 1% increase or decrease in interest rates based on outstanding borrowings at July 7, 1999 would be approximately $0.7 million assuming other variables remained constant.

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

The DIP Facility is secured by substantially all of the assets of Levitz and its subsidiaries and a perfected pledge of stock of all Levitz's subsidiaries. The DIP Facility contains restrictive covenants including, among other things, the maintenance of minimum earnings before interest, taxes, depreciation and amortization as defined (EBITDA), limitations on the incurrence of additional indebtedness, liens, contingent obligations, sales of assets, and a prohibition on paying dividends. The lenders under the DIP Facility have a super-priority administrative expense claim against the estate of the Debtors.

In connection with the Plan of Reorganization, LFI expects to obtain a post-confirmation financing commitment before December 31, 1999, which would be an asset based revolving credit facility having substantially the same advance rate as the DIP Facility. LFI will seek a commitment in an amount sufficient to execute the Plan of Reorganization. There can be no assurances given that such a commitment will be obtained.

All mortgages have been classified as current due to the Sale-Leaseback Transaction and Bulk Sale Transaction as described in Note 19 to the consolidated financial statements. All mortgages have been paid from the proceeds of both transactions.

The Company is currently in default of the senior notes, senior deferred coupon debentures, and senior subordinated notes, all of which are unsecured and have been classified as liabilities subject to compromise.

On September 4, 1998 Levitz and its operating subsidiaries entered into an agreement ("Merchant Agreement") with Household Bank (SB), N.A. ("Household") whereby Household would provide financing to individual consumers purchasing merchandise from Levitz ("Private-Label Credit Card Program"). The Court approved the Merchant Agreement and granted a first priority and security interest and lien to Household on certain reserves retained or accumulated by Household, totaling $6.1 million at March 31, 1999, and gave administrative expense status to substantially all obligations of Levitz arising under the Merchant Agreement.

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

The Company determined that the transfer of the GECC portfolio to Household qualified for sale treatment under Financial Accounting Standards Board, Statement of Accounting Standards No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities". Accordingly, the Receivable under Account Purchase Agreement and the offsetting Obligation Under Account Purchase Agreement were removed from the consolidated condensed balance sheets.

At March 31, 1999, Household's portfolio balance was $549.8 million. The portfolio balance includes Levitz customer purchases through Household as well as customer accounts transferred to Household from GECC. Levitz recorded income from both the Merchant Agreement and the GECC Agreement of $13.2 million, $7.9 million and $12.8 million, respectively for the years ended March 31, 1999, 1998 and 1997. The decrease in recorded income for the period ended March 31, 1998 was due to the write-off of $5.9 million in future revenue service fees under the GECC Agreement as explained in Note 7 to the consolidated financial statements.

Levitz is exposed to market risk under the terms of the Household Agreement. Levitz may pay a fee or may receive income, based upon the relationship among the interest earned on the portfolio, the amount of the servicing fee, the cost of capital, promotional discount fees and credit losses. Levitz is obligated for all credit losses under the portfolio, including the GECC portfolio transferred to Household, up to a maximum of 15% of average outstanding receivables and for 50% of all credit losses above 15%. Levitz is also required under the Merchant Agreement to fund a merchant risk reserve of 2.5% for the first year and 3.5% thereafter of all amounts financed up to a stipulated dollar amount. A one percent increase or decrease in the finance charge to customers or the cost of capital or the credit loss rate would increase or decrease the annual income from the portfolio by $3.5 million to $5.5 million.

GOING CONCERN

The Company believes that cash on hand, amounts available under the DIP Facility, as amended, and funds from operations will enable the Company to meet its current liquidity and capital expenditures requirements.

On July 7 1999, the Debtors filed a "Disclosure Statement" and a "Joint Plan of Reorganization" ("Plan of Reorganization" or "Plan"), pursuant to Section 1125 of the Bankruptcy Code with the Court. The Disclosure Statement sets forth certain information regarding, among other things, significant events that have occurred during the Debtors' Chapter 11 cases and the anticipated organization, operation and financings of "Reorganized Levitz". The Disclosure Statement describes the Plan of Reorganization, certain effects of Plan confirmation, certain risk factors associated with securities to be issued under the Plan, and the manner in which distribution will be made under the Plan. In addition, the Disclosure Statement discusses the confirmation process and the voting procedures that holders of claims in impaired classes must follow for their votes to be counted. The Plan of Reorganization sets forth certain information, among other things, the classification and treatment of claims and interests, means for implementation of the Plan, acceptance or rejection of the Plan and effect of rejection by one or more classes of claims or interests, provisions for governing distributions, the treatment of executory contracts and leases, conditions precedent to confirmation of the Plan and the occurrence of the effective date of the Plan.

The Plan of Reorganization provides, among other things, that as of the Plan effective date:

       (1) All holders of an allowed administrative and priority tax claim are unimpaired and unclassified, are not entitled to vote on the Plan and will receive cash or such other treatment as to which LFI and such creditor shall have agreed in writing.
       (2) All holders of an allowed other priority claim (Class 1), setoff claim (Class 2) and miscellaneous secured claim (Class 3) are unimpaired, are deemed to have accepted the Plan and, therefore not entitled to vote on the Plan and will receive cash or setoff or reinstatement or such other treatment as to which LFI and such creditor shall have agreed in writing.
       (3) All holders of a small unsecured claim (less than $1,000, Class 4) are impaired and are entitled to vote on the Plan and shall receive in cash 25% of the allowed amount of the claim.
       (4) All holders of an allowed general unsecured claim (Class 5) are impaired, are entitled to vote on the Plan and shall receive their pro rata share of the new common stock distribution of "Reorganized Levitz".
       (5) All holders of an allowed subordinated claim (Class 6) are impaired, are deemed to have rejected the Plan and, therefore, not entitled to vote on the Plan, and shall not receive or retain any property or interest in property on account of their subordinated claim.
       (6) All intercompany claims (Class 7) shall be cancelled, and their holders shall not receive or retain any property or interest in property on account of their intercompany claims.
       (7) All holders of Interests (the rights of any current or former holder or owner of "old equity securities" authorized and issued prior to the Plan confirmation date, Class 8) are impaired, are deemed to have rejected the Plan and, therefore, are not entitled to vote on the Plan. All Interests shall be cancelled and the Interest holders shall not receive or retain any property or interest in property on account of their Interests.

In connection with the Plan of Reorganization, LFI expects to obtain a post-confirmation financing commitment before December 31, 1999, which would be an asset based revolving credit facility having substantially the same advance rate as the DIP Facility. LFI will seek a commitment in an amount sufficient to execute the Plan of Reorganization. There can be no assurances given that such a commitment will be obtained.

Although the Plan of Reorganization provides for the Debtors' emergence from bankruptcy, there can be no assurances given that the Plan will be confirmed by the Court, or that such Plan will be consummated.

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

During Fiscal 1998, management established a team to oversee the Company's Year 2000 date conversion project. The project is composed of the following stages:
1) assessment of the problem; 2) prioritization of systems; 3) remediation activities; and 4) compliance testing. A plan of corrective action using both internal and external resources to enhance or replace the system for Year 2000 compliance has been implemented. Internal resources consist of permanent employees of the Company's Information Systems department, whereas external resources are composed of contract programming personnel that are directed by the Company's management.

The majority of the financial and operating systems have been completed through remediation and are in the compliance testing stage.

Since the project's beginning in Fiscal 1998, the Company has incurred approximately $1.4 million in expenses, excluding in-house salaries, wages and benefits, for hardware and software and $0.2 million for maintenance and development of operational systems to alleviate potential Year 2000 problems. The remaining expenditures are expected to be approximately $0.6 million. Purchased hardware, software and the costs of implementation are capitalized and amortized over their useful lives while other costs of remediation associated with the Year 2000 project are being expensed as incurred.

The remaining cost of the Company's Year 2000 project and the dates on which the Company plans to complete the Year 2000 compliance program are based on management's current estimates, which are derived utilizing numerous assumptions. Such assumptions include, but are not limited to, the continued availability of certain resources and the readiness of third-parties through their own remediation plans. These assumptions are inherently uncertain and actual events could differ significantly from those anticipated.

The Company is also communicating with vendors, financial institutions and others with which it does business to coordinate Year 2000 conversion. There can be no assurance, however, that the systems of these other companies will be converted in a timely manner, or that any such failure to convert by another company would not have an adverse effect on the Company's systems and operations. Management believes the Year 2000 compliance issue is being addressed properly by the Company to prevent any material adverse operational or financial impacts. However, if such enhancements are not completed in a timely manner, the Year 2000 issue may have a material adverse impact on the operations of the Company. The Company is currently assessing the consequences of its Year 2000 project not being completed on schedule or its remediation efforts not being successful. Management is developing contingency plans to mitigate the effects of problems experienced by the Company, key vendors or service providers related to the Year 2000. Contingency plans may include the purchase of additional levels of inventory as a precaution based on the Company's expected needs. Management expects to complete its Year 2000 contingency planning during the second quarter of Fiscal 2000.

INCOME TAXES

LFI has a Federal cumulative net operating loss ("NOL") carry-forward of $163.4 million as of March 31, 1999. LFI has recorded a full valuation allowance against the NOL for the fiscal year ended March 31, 1999. In prior years, LFI had recorded a deferred tax asset (benefit) for its cumulative NOL as of the fiscal year ended March 31, 1998. LFI has always provided a full valuation allowance against state net operating losses. The cumulative NOL net benefit at March 31, 1999 was $24.7 million. The Sale-Leaseback Transaction and Bulk Sale Transaction as described in Note 19 to the consolidated financial statements are estimated to utilize approximately $15.9 million of the cumulative NOL net benefit. The remaining cumulative NOL net benefit of $8.8 million is supported by deferred tax credits that are projected to turn during the carry-forward periods. LFI will continue its current practice of providing a valuation allowance against future net operating losses pending a change in financial condition. Limitations may be placed on the realization of these NOL's when LFI emerges from bankruptcy.

                                        1999       1998         1997
                                        ----       ----         ----

Effective Tax Rate                       --        31.2%        35.2%


The effective tax benefit decreased from 35.2% in Fiscal 1997 to 31.2% in Fiscal 1998 due to permanent differences arising from the write-off of goodwill and for non-deductible expenses.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Report of Independent Public Accountants.................................    32

Consolidated Balance Sheets..............................................    34

Consolidated Statements of Operations....................................    35

Consolidated Statements of Stockholders' Deficit.........................    36

Consolidated Statements of Cash Flows....................................    37

Notes to Consolidated Financial Statements...............................    38

Consolidated Financial Statement Schedule (Item 14(a))...................    80

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Levitz Furniture Incorporated:

We have audited the accompanying consolidated balance sheets of Levitz Furniture Incorporated (a Delaware corporation) and subsidiaries, debtor-in-possession (the "Company") as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended March 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Levitz Furniture Incorporated and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Chapter 11 filing was the result of violation of certain debt covenants, recurring losses, deterioration of vendor support, and cash flow deficiencies. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Although the Company is currently operating as a debtor-in-possession under the jurisdiction of the bankruptcy court, the continuation of the business as a going concern is contingent upon, among other things, the ability to formulate a plan of reorganization which will gain approval of the creditors and confirmation by the bankruptcy court, success of future operations, the ability to obtain financing and the ability to recover the carrying amount of assets and/or the amount and classification of liabilities. Management's plans in regard to these matters are described in Note 1. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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



Philadelphia, Pa.
July 8, 1999

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                            MARCH 31,
                                                                 -----------------------------
                                                                     1999              1998
                                                                 -----------       -----------
                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                      $     3,046       $     5,339
  Receivables                                                         21,861            24,118
  Inventories                                                         84,232           142,618
  Deposits and prepaid expenses                                        4,432             3,442
  Income taxes receivable                                                 20                --
  Deferred income taxes                                                   --             3,521
  Property under agreement of sale                                    95,571                --
                                                                 -----------       -----------
    Total current assets                                             209,162           179,038
                                                                 -----------       -----------

PROPERTY AND EQUIPMENT:
  Land                                                                 3,890            25,501
  Buildings and building improvements                                  5,860            91,736
  Leasehold improvements                                              31,616            71,936
  Store, warehouse and transportation
    equipment                                                         43,243            78,805
                                                                 -----------       -----------
                                                                      84,609           267,978
  Less-Accumulated depreciation and
    amortization                                                      45,742           124,729
                                                                 -----------       -----------
                                                                      38,867           143,249
  Property under capital leases, net of
    accumulated amortization of $28,926
    in 1999 and $85,623 in 1998                                       33,303            92,721
                                                                 -----------       -----------

                                                                      72,170           235,970
                                                                 -----------       -----------
OTHER ASSETS:
  Receivable under account purchase agreement (See Note 11)               --           554,322
  Intangible leasehold interests                                       5,637            14,151
  Deferred financing fees                                                 --             2,061
  Property held for disposal                                          32,469            17,766
  Deferred income taxes                                                4,440                --
  Other                                                                9,764             3,496
                                                                 -----------       -----------
                                                                      52,310           591,796
                                                                 -----------       -----------
                                                                 $   333,642       $ 1,006,804
                                                                 ===========       ===========

              LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES:
  Cash overdrafts                                                $     8,823       $    16,395
  Current portion of long-term debt                                    6,962             1,333
  Current portion of obligations under capital leases                  9,846                --
  Accounts payable, trade                                             23,060            30,511
  Accrued expenses and other liabilities                              73,979            55,847
  Income taxes payable                                                    --               231
  Deferred income taxes                                               11,590                --
  DIP Facility                                                       144,618           148,381
                                                                 -----------       -----------
    Total current liabilities                                        278,878           252,698
                                                                 -----------       -----------

LONG-TERM DEBT, net of current portion                                    --             5,702
                                                                 -----------       -----------

OBLIGATIONS UNDER CAPITAL LEASES, net of current portion              29,368                --
                                                                 -----------       -----------

OBLIGATION UNDER ACCOUNT PURCHASE AGREEMENT (See Note 11)                 --           554,322
                                                                 -----------       -----------

OTHER NONCURRENT LIABILITIES                                           4,290               684
                                                                 -----------       -----------

DEFERRED INCOME TAXES                                                     --             9,767
                                                                 -----------       -----------

LIABILITIES SUBJECT TO COMPROMISE                                    301,326           369,692
                                                                 -----------       -----------

COMMITMENTS AND CONTINGENCIES (See Note 16)

STOCKHOLDERS' DEFICIT:
  Common stock, $0.01 par; authorized 63,700,000
    shares; 30,320,628 shares issued and 30,071,621
    outstanding in 1999 and 30,138,896 outstanding
    in 1998                                                              303               303
  Preferred stock, $1 par; authorized 2,500,000
    shares; issued and outstanding -0- shares in
    1999 and 1998                                                         --                --
  Capital in excess of par                                           213,560           213,560
  Retained earnings (deficit)                                       (493,782)         (399,338)
  Deferred compensation                                                   --              (298)
  Treasury stock, at cost, 249,007 shares in 1999 and
    181,732 SHARES IN 1998                                              (301)             (288)
                                                                 -----------       -----------
      Total stockholders' deficit                                   (280,220)         (186,061)
                                                                 -----------       -----------
                                                                 $   333,642       $ 1,006,804
                                                                 ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)

                                                                   YEARS ENDED MARCH 31,
                                                    --------------------------------------------------
                                                        1999               1998               1997
                                                    ------------       ------------       ------------
NET SALES                                           $    653,100       $    812,948       $    941,878
                                                    ------------       ------------       ------------

COSTS AND EXPENSES:
  Cost of sales                                          376,327            467,591            533,555
  Selling, general and administrative expenses           280,810            337,278            357,018
  Unusual operating expenses                                  --             16,151                 --
  Charge for store closings                                   --                 --              8,295
  Depreciation and amortization                           17,948             24,093             26,993
  Interest expense, net                                   29,477             39,592             55,522
                                                    ------------       ------------       ------------
                                                         704,562            884,705            981,383
                                                    ------------       ------------       ------------

LOSS BEFORE REORGANIZATION ITEMS AND
  INCOME TAXES                                           (51,462)           (71,757)           (39,505)

REORGANIZATION ITEMS:
  Loss on store closings and other                        36,359             33,649                 --
  Acceleration of goodwill amortization                       --             14,975                 --
  Professional fees                                        6,623              6,888                 --
                                                    ------------       ------------       ------------
    Total                                                 42,982             55,512                 --
                                                    ------------       ------------       ------------

LOSS BEFORE INCOME TAXES                                 (94,444)          (127,269)           (39,505)

INCOME TAX (BENEFIT)                                          --            (39,687)           (13,921)
                                                    ------------       ------------       ------------

LOSS BEFORE EXTRAORDINARY ITEMS                          (94,444)           (87,582)           (25,584)

EXTRAORDINARY ITEMS, NET OF TAX
  BENEFIT OF $2,630 IN 1998 AND $1,090 IN 1997                --             (5,805)            (2,002)
                                                    ------------       ------------       ------------

NET LOSS                                            $    (94,444)      $    (93,387)      $    (27,586)
                                                    ============       ============       ============

LOSS PER COMMON SHARE:
  Loss before extraordinary items                   $      (3.15)      $      (2.93)      $      (0.86)
  Extraordinary items                                         --              (0.19)             (0.07)
                                                    ------------       ------------       ------------

NET LOSS                                            $      (3.15)      $      (3.12)      $      (0.93)
                                                    ============       ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                  30,023,119         29,923,578         29,654,913
                                                    ============       ============       ============

   The accompanying notes are an integral part of these financial statements.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                    (Dollars in thousands, except share data)


                                              COMMON STOCK             CAPITAL         RETAINED      ACCUMULATED OTHER
                                      ----------------------------    IN EXCESS        EARNINGS       COMPREHENSIVE
                                          SHARES         AMOUNT         OF PAR        (DEFICIT)       INCOME (LOSS)
                                      ---------------  -----------   ------------   --------------  ------------------
BALANCE, MARCH 31, 1996                   30,320,628        $ 303      $ 212,960       $ (278,365)        $      (654)

Net loss                                           -            -              -          (27,586)                  -

Amortization of deferred
  compensation                                     -            -              -                -                   -

Warrants issued                                    -            -            600                -                   -

Minimum pension liability                          -            -              -                -                  17

Treasury stock, 60,457 shares                      -            -              -                -                   -
                                      ---------------  -----------   ------------   --------------  ------------------

BALANCE, MARCH 31, 1997                   30,320,628          303        213,560         (305,951)               (637)


Net loss                                           -            -              -          (93,387)                  -

Amortization of deferred
  compensation                                     -            -              -                -                   -

Minimum pension liability                          -            -              -                -                 637

Treasury stock, 121,275 shares                     -            -              -                -                   -
                                      ---------------  -----------   ------------   --------------  ------------------

BALANCE, MARCH 31, 1998                   30,320,628          303        213,560         (399,338)                  -


Net loss                                           -            -              -          (94,444)                  -

Amortization of deferred
  compensation                                     -            -              -                -                   -

Treasury stock, 67,275 shares                      -            -              -                -                   -
                                      ---------------  -----------   ------------   --------------  ------------------

BALANCE, MARCH 31, 1999                   30,320,628        $ 303      $ 213,560       $ (493,782)        $         -
                                      ===============  ===========   ============   ==============  ==================
                                        COMPREHENSIVE          DEFERRED         TREASURY
                                             LOSS            COMPENSATION        STOCK
                                      ------------------  ------------------  ------------

BALANCE, MARCH 31, 1996                                            $ (1,896)    $       -

Net loss                                      $ (27,586)                  -             -

Amortization of deferred
  compensation                                        -                 727             -

Warrants issued                                       -                   -             -

Minimum pension liability                            17                   -             -

Treasury stock, 60,457 shares                         -                   -          (178)
                                      ------------------  ------------------  ------------

BALANCE, MARCH 31, 1997                       $ (27,569)             (1,169)         (178)
                                      ==================

Net loss                                      $ (93,387)                  -             -

Amortization of deferred
  compensation                                        -                 871             -

Minimum pension liability                           637                   -             -

Treasury stock, 121,275 shares                        -                   -          (110)
                                      ------------------  ------------------  ------------

BALANCE, MARCH 31, 1998                       $ (92,750)               (298)         (288)
                                      ==================

Net loss                                      $ (94,444)                  -             -

Amortization of deferred
  compensation                                        -                 298             -

Treasury stock, 67,275 shares                         -                   -           (13)
                                      ------------------  ------------------  ------------

BALANCE, MARCH 31, 1999                       $ (94,444)           $      -        $ (301)
                                      ==================  ==================  ============

   The accompanying notes are an integral part of these financial statements.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                         YEARS ENDED MARCH 31,
                                                             -----------------------------------------------
                                                                 1999             1998              1997
                                                             -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $   (94,444)      $   (93,387)      $   (27,586)
                                                             -----------       -----------       -----------
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Depreciation                                                10,750            14,421            15,703
      Amortization                                                 7,198             9,672            11,290
      Amortization of original issue discount on
        deferred debentures                                           --               331             1,450
      Amortization of deferred financing fees                      2,061             2,326             2,641
      Amortization of deferred compensation                          298               871               727
      Pension expense                                                310               901             1,874
      Loss (gain) on disposal of property and equipment               58               (39)             (637)
      Other                                                          390             6,146               384
      Deferred tax benefit                                            --           (42,372)          (12,242)
      Extraordinary loss related to early redemption
        of debt, before tax benefit                                   --             8,435             3,092
      Inventory write-down                                         4,836             6,124                --
      Goodwill write-off                                              --             2,810                --
      Reorganization items, non-cash                              21,853            45,532                --
      Change in operating assets and liabilities:
        Decrease (increase) in:
          Receivables                                              3,553             6,265            (3,327)
          Inventories                                             46,065            19,376           (28,570)
          Deposits and prepaid expenses                           (1,381)              (49)              306
          Income taxes receivable                                     --             2,299             4,229
          Other, net                                              (4,372)              315                49
        Increase (decrease) in:
          Accounts payable, trade                                 (9,144)           (2,320)           17,111
          Accrued expenses and other liabilities                  10,829            (4,593)           13,646
          Income taxes payable                                       (38)              198                --
          Other noncurrent liabilities                               119              (305)            1,203
                                                             -----------       -----------       -----------
             Total adjustments                                    93,385            76,344            28,929
                                                             -----------       -----------       -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               (1,059)          (17,043)            1,343
                                                             -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                            (7,768)          (14,130)          (11,008)
  Proceeds from sale of property and equipment
    and other assets                                              20,685            46,775             3,959
                                                             -----------       -----------       -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               12,917            32,645            (7,049)
                                                             -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit facilities                             840,799           990,740         1,068,493
  Repayments under credit facilities                            (844,951)         (992,189)       (1,045,789)
  Principal payments on long-term debt                              (145)           (8,503)           (3,831)
  Principal payments under capital lease obligations              (2,269)           (3,174)           (7,222)
  Increase (decrease) in cash overdrafts                          (7,572)           (3,129)            1,612
  Payment of deferred financing fees                                  --            (3,165)          (10,867)
  Acquisition of treasury stock                                      (13)             (110)             (178)
                                                             -----------       -----------       -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              (14,151)          (19,530)            2,218
                                                             -----------       -----------       -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (2,293)           (3,928)           (3,488)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       5,339             9,267            12,755
                                                             -----------       -----------       -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                       $     3,046       $     5,339       $     9,267
                                                             ===========       ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

1.       CHAPTER 11 PROCEEDINGS AND BASIS OF FINANCIAL STATEMENTS PRESENTATION:

         On September 5, 1997 (the "Petition Date"), Levitz Furniture Incorporated, a Delaware corporation ("LFI"), and 11 of its subsidiaries (collectively, the "Debtors"), including, Levitz Furniture Corporation, a Florida corporation and wholly-owned subsidiary of LFI ("Levitz"), filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court (the "Court") for the District of Delaware, Wilmington, Delaware under Case No. 97-1842(MFW). Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, LFI, as debtor and debtor-in-possession, has continued to manage and operate its assets and businesses pending the confirmation of a reorganization plan or plans and subject to the supervision and orders of the Court. Because LFI is operating as debtor-in-possession under Chapter 11 of the Bankruptcy Code, the existing directors and officers of LFI continue to manage the operations of LFI subject to the supervision and orders of the Court.

         Certain subsidiaries were not included in the Chapter 11 filings. These subsidiaries are inactive and the results of their operations and financial position are not material to the consolidated financial statements.

         On July 7 1999, the Debtors filed a "Disclosure Statement" and a "Joint Plan of Reorganization" ("Plan of Reorganization" or "Plan"), pursuant to Section 1125 of the Bankruptcy Code with the Court. The Disclosure Statement sets forth certain information regarding, among other things, significant events that have occurred during the Debtors' Chapter 11 cases and the anticipated organization, operation and financings of "Reorganized Levitz". The Disclosure Statement describes the Plan of Reorganization, certain effects of Plan confirmation, certain risk factors associated with securities to be issued under the Plan, and the manner in which distribution will be made under the Plan. In addition, the Disclosure Statement discusses the confirmation process and the voting procedures that holders of claims in impaired classes must follow for their votes to be counted. The Plan of Reorganization sets forth certain information, among other things, the classification and treatment of claims and interests, means for implementation of the Plan, acceptance or rejection of the Plan and effect of rejection by one or more classes of claims or interests, provisions for governing distributions, the treatment of executory contracts and leases, conditions precedent to confirmation of the Plan and the occurrence of the effective date of the Plan.

         The Plan of Reorganization provides, among other things, that as of the Plan effective date:

          (1) All holders of an allowed administrative and priority tax claim are unimpaired and unclassified, are not entitled to vote on the Plan and will receive cash or such other treatment as to which LFI and such creditor shall have agreed in writing.
          (2) All holders of an allowed other priority claim (Class 1), setoff claim (Class 2) and miscellaneous secured claim (Class 3) are unimpaired, are deemed to have accepted the Plan and, therefore not entitled to vote on the Plan and will receive cash or setoff or reinstatement or such other treatment as to which LFI and such creditor shall have agreed in writing.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1999

          (3)  All holders of a small unsecured claim (less than $1,000, Class
               4) are impaired and are entitled to vote on the Plan and shall receive in cash 25% of the allowed amount of the claim.
          (4) All holders of an allowed general unsecured claim (Class 5) are impaired, are entitled to vote on the Plan and shall receive their pro rata share of the new common stock distribution of "Reorganized Levitz".
          (5) All holders of an allowed subordinated claim (Class 6) are impaired, are deemed to have rejected the Plan and, therefore, not entitled to vote on the Plan, and shall not receive or retain any property or interest in property on account of their subordinated claim.
          (6) All intercompany claims (Class 7) shall be cancelled, and their holders shall not receive or retain any property or interest in property on account of their intercompany claims.
          (7) All holders of Interests (the rights of any current or former holder or owner of "old equity securities" authorized and issued prior to the Plan confirmation date, Class 8) are impaired, are deemed to have rejected the Plan and, therefore, are not entitled to vote on the Plan. All Interests shall be cancelled and the Interest holders shall not receive or retain any property or interest in property on account of their Interests.

         Although the Plan of Reorganization provides for the Debtors' emergence from bankruptcy, there can be no assurances given that the Plan will be confirmed by the Court, or that such Plan will be consummated.

         The exclusivity period to prepare a plan of reorganization will expire on September 30, 1999. After the expiration of the exclusivity period, creditors will have the right to propose alternative plans of reorganization.

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

         In the Chapter 11 cases, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1999

         after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 cases have been segregated and classified as liabilities subject to compromise under reorganization proceedings in the consolidated balance sheets. Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. Unaudited schedules have been filed by the Debtors with the Court setting forth the assets and liabilities of the Debtors as of the Petition Date as reflected in the Debtor's accounting records. LFI has notified all known claimants subject to the August 10, 1998 bar date of their need to file a proof of claim with the Court. A bar date is the date by which claims against LFI must be filed if the claimants wish to receive any distribution in the Chapter 11 cases. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated and will be either amicably resolved or adjudicated before the Court. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and accordingly are not presently determinable.

         Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other prepetition executory contracts, subject to Court approval. Claims for damages resulting from the rejection of real estate leases and other executory contracts will be subject to separate bar dates. The Debtors have not reviewed all real estate leases for assumption or rejection. As of March 31, 1999, the Debtors had rejected leases for 17 store locations, reached agreement with the landlord on one store location to terminate without liability and assumed and assigned leases on three store locations without liability. The Court has extended the time for which the Debtors may assume or reject unexpired leases of nonresidential real property to August 24, 1999. The liabilities subject to compromise include a reserve for an estimated amount that may be claimed by lessors for the stores that have been closed through March 31, 1999. The Debtors will continue to analyze their real estate leases and executory contracts and may assume or reject additional leases and contracts. Such rejections could result in additional liabilities subject to compromise.

2.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         DESCRIPTION OF BUSINESS

         Levitz Furniture Incorporated (LFI), a Delaware Corporation, was incorporated in December 1984 for the purpose of acquiring Levitz Furniture Corporation (which together with its subsidiaries are collectively referred to as "Levitz"). Levitz is a specialty retailer of furniture with a chain of 64 stores and 21 sales support centers located in major metropolitan areas in 13 states.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1999

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

         CASH, CASH EQUIVALENTS AND CASH OVERDRAFTS

         All highly liquid debt instruments purchased with original maturities of three months or less are considered to be cash equivalents. Cash overdrafts include checks outstanding that do not have the right of offset with cash and cash equivalents. The carrying value approximates fair value because of the short maturity of those instruments.

         INVENTORIES

         Inventories of furniture and accessories are stated at the lower of cost or market. In December 1998, the Company reviewed certain discontinued and/or slower moving inventory as well as damaged inventory items. Included in cost of sales is a $4.8 million charge reflecting the Company's adjustment to record this inventory at its estimated net realizable value. Cost is determined using the last-in, first-out (LIFO) method. Inventories valued on the LIFO cost method were approximately $8.8 million and $11.9 million lower than first-in, first-out (FIFO) costs at March 31, 1999 and 1998, respectively. See additional discussion in Note 7 to the consolidated financial statements.

         During the year ended March 31, 1999, there was a significant reduction in inventories as a result of the sale of inventory to third-party liquidators upon the closing of forty-two facilities. The reduction in inventory caused the liquidation of prior year LIFO layers. The liquidation of prior year layers at prior year prices reduced the LIFO reserve and cost of sales by $3.9 million more than would have resulted if the liquidation of the layers were measured at current year prices.

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

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1999

         PROPERTY HELD FOR DISPOSAL

         Property held for disposal represents the net book value or net realizable value of land, buildings, leasehold improvements and leasehold interests associated with closed facilities. Property held for disposal was $32.5 million and $17.8 million at March 31, 1999 and 1998, respectively and is classified in other assets.

         INTANGIBLE LEASEHOLD INTERESTS

         Intangible leasehold interests represent the value associated with renewal terms of capital leases and original and renewal terms of operating leases acquired by LFI at rents below market value. Intangible leasehold interests are amortized by the straight-line method over the original and renewal terms of the related leases. Accumulated amortization related to intangible leasehold interests was $9.1 million and $12.3 million as of March 31, 1999 and 1998, respectively.

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

         GOODWILL

         Goodwill was written-off during the fiscal year ended March 31, 1998 due to the sale of substantially all the assets of John M. Smyth Company (JMS) on January 9, 1998 and the impaired financial condition of LFI. JMS was a wholly-owned subsidiary of Levitz. Prior to the write-off, goodwill was being amortized on a straight-line basis over forty years.

         INCOME TAXES

         LFI accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in LFI's financial statements or tax returns. In estimating future tax consequences, LFI generally considers all expected future events other than enactment of changes in the tax laws or rates. The income tax benefit generated as a result of the net loss during the year ended March 31, 1999 was fully offset by a valuation allowance.

         DEFERRED FINANCING FEES

         Deferred financing fees represent costs associated with obtaining financing arrangements. These fees were amortized over the original terms of the related debt. Accumulated amortization of the DIP

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1999

         financing fees was $1.1 million at March 31, 1998. Net deferred financing costs as of the Petition Date of $8.4 million and $2.5 million for the senior secured facilities and for the various unsecured-debt obligations were written off during the fiscal year ended March 31, 1998 as an extraordinary item and as reorganization items, respectively.

         ADVERTISING EXPENSES

         LFI expenses all advertising costs the first time the advertising takes place including direct-response advertising. Advertising expense for fiscal years ended March 31, 1999, 1998 and 1997 was $93.4 million, $108.1 million and $102.1 million, respectively. Advertising expenditures include promotional financing fees of $28.4 million, $27.2 million and $28.3 million for fiscal years ended March 31, 1999, 1998 and 1997, respectively.

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

         SELF INSURANCE

         LFI is generally self-insured up to a maximum of $0.2 million to $0.3 million for losses and liabilities related to worker's compensation, health and welfare claims and comprehensive general, product and vehicle liability. Losses are accrued based upon LFI's estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on LFI's experience.

         STOCK-BASED COMPENSATION

         The Company follows Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which provides for a fair value based method of accounting for grants of equity instruments to employees or suppliers in return for goods or services. As permitted under SFAS No. 123, the Company has elected to continue to account for compensation costs under the provisions prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has included pro forma disclosures of net loss and loss per share in Note 14 to the consolidated financial statements as if the fair value based method had been applied in measuring compensation cost.

         EARNINGS PER SHARE

         Shares outstanding from the issuance of options, warrants and restricted stock was 6,178,740, 7,293,737 and 7,811,987 for the years ended March 31, 1999, 1998 and 1997, respectively. Even though a portion of these shares may have a dilutive affect on earnings per share, all had an antidilutive impact on the Company's loss from continuing operations, and therefore, have no impact on the Company's earnings per share calculation.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1999

         RECLASSIFICATIONS

         Effective March 31, 1999, LFI elected to reclassify certain revenues in its consolidated statements of operations. As a result, net sales, and selling, general and administrative ("SG&A") expenses have been restated for the fiscal years ended March 31, 1999, 1998 and 1997. LFI now reflects delivery income and miscellaneous revenue in SG&A expenses. Previously, these revenues were included in net sales. The effect of this reclassification was to reduce net sales and SG&A expenses by $19.8 million, $23.9 million and $25.0 million for the fiscal years ended March 31, 1999, 1998 and 1997, respectively.

         Certain other amounts in prior years' consolidated financial statements have been reclassified to conform to the current year's presentation.

3.       CONSOLIDATED STATEMENTS OF CASH FLOWS:

         Supplemental disclosures of cash flow information (dollars in thousands):

                                                 1999        1998        1997
                                               --------    --------    --------

         Cash paid/(received) during
           the year for:
             Interest                          $ 26,152    $ 37,853    $ 49,678
             Income tax (refunds), net               36      (2,417)     (6,985)
         Non-cash activities:
           Warrants issued                           --          --         600

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1999

4.       DEBT:

         Outstanding balances under debt arrangements are as follows (dollars in thousands):


                                                                         MARCH 31,                   MATURITY
                                                               -------------------------------     YEAR ENDING
                                                  RATE             1999             1998             MARCH 31
                                                               --------------   --------------   -----------------
         DIP Facilities                         Variable       $     144,618    $     148,381          2000
         Senior notes                           13.375%               91,267           91,267          1999
         Senior deferred coupon
           debentures                            15.00%                8,439            8,439          2003
         Senior subordinated notes               9.625%              100,000          100,000          2004
         Mortgages                             8.375%-13%              6,962            7,035      2003 to 2006
         Lease financing                        Variable                  --            4,000          1999
                                                               --------------   --------------
                                                                     351,286          359,122
         Less -
         Current portion of long-
           term debt                                                   6,962            1,333
         DIP Facilities classified
           as current                                                144,618          148,381
         Unsecured debt reclassified
           as subject to compromise                                  199,706          203,706
                                                               --------------   --------------
                                                               $          --    $       5,702
                                                               ==============   ==============

         LFI and substantially all of its subsidiaries, as debtors-in-possession, are parties to a Postpetition Credit Agreement dated as of September 5, 1997 (the "DIP Facility") with BT Commercial Corporation ("BTCC") as agent. The DIP Facility was approved by the Court and included an initial commitment of $260.0 million that was comprised of revolving notes of $223.6 million and a term note of $36.4 million. Letter of Credit obligations under the revolver portion of the DIP Facility are limited to $25.0 million. The DIP Facility is intended to provide LFI with the cash and liquidity to conduct its operations and pay for merchandise shipments at normal levels during the course of the Chapter 11 proceedings.

         In September 1998, the DIP Facility was amended to include, among other things, a new term loan in the principal amount of $22.0 million under a second term note. The proceeds from the second term note were used to pay down the revolver portion of the DIP Facility.

         In December 1998, the Company obtained a waiver to the DIP Facility eliminating the minimum EBITDA requirements through March 31, 1999.

         In March 1999, the DIP Facility was amended to include, among other things:

         (1) The availability of an additional $10.0 million loan ("Overadvance Term Loan") from a third party which would be drawn if the borrowing base availability declined to $12.0 million. If drawn, the proceeds from the Overadvance Term Loan would be used to reduce borrowings under the revolver portion of the DIP Facility.
         (2) Set minimum EBITDA requirements for April 1999 and restrict capital expenditures through May 1999.
         (3)  Extend the DIP Facility expiration date to June 7, 1999.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1999

         In May 1999, the DIP Facility was amended to include, among other things:

         (1) An extension of the DIP Facility expiration date to December 31, 1999.
         (2) A consent to the repayment of the term notes from the net proceeds of the Sale-Leaseback Transaction.
         (3) The establishment of the fixed asset sublimit under the borrowing base calculation at $36.0 million, which is reduced by scheduled reductions upon disposition of specific properties and for the total elimination of the fixed asset sublimit by September 1, 1999.
         (4) A reduction in the total commitment under the DIP Facility to $125.0 million.
         (5)  Minimum EBITDA requirements for June and September 1999.

         The May 1999 amendment was subject to the closing of the Sale-Leaseback Transaction described in Note 19 to the consolidated financial statements. On June 8, 1999, when the Sale-Leaseback Transaction was closed, the term notes of $58.4 million that accrued interest at sixteen percent were paid in full.

         On July 7, 1999, when the Bulk Sale Transaction was closed, net proceeds of $18.1 million were used to pay down the revolver portion of the DIP Facility. As a result of the transaction, the fixed asset sublimit was reduced to approximately $17.1 million. After the closing of the Bulk Sale Transaction on July 7, 1999, the total outstanding borrowings under the DIP Facility were approximately $74.6 million and the excess availability was approximately $18.2 million. See Note 19 to the consolidated financial statements for a description of the Bulk Sale Transaction.

         The Company is in negotiations with its lenders to amend the DIP Facility to include, among other things, a reduction in the EBITDA requirements for June and September 1999 and the extension of the fixed asset sublimit expiration date to September 30, 1999. No assurances can be given that such amendment will be successfully negotiated.

         Levitz is aggressively marketing for sale additional properties. At the current time there are fourteen properties under agreement of sale, letters of intent or other types of offers estimated to be $34.3 million of gross proceeds. No assurances can be given that a sufficient number of these transactions will close prior to the expiration of the fixed asset sublimit on September 30, 1999. Based on facts and circumstances at that time, Levitz may have to request an extension of the fixed asset sublimit expiration date or obtain additional financing. No assurances can be given that an extension of the expiration date would be granted or that additional financing could be obtained.

         Loans made under the revolving notes bear interest, at Levitz's option, at a rate equal to either Bankers Trust Company's prime lending rate plus 1.50% or BTCC's LIBOR rate plus 3.75%. The term note bore interest at 16%. Levitz is required to pay an unused line fee of 0.50%, and a letter of credit fee of 2.0%. Levitz paid financing fees of $3.2 million on the closing date. These financing fees have been deferred and were amortized over the original life of the DIP Facility.

         Levitz is exposed to market risk as a result of the terms of the DIP Facility which requires the Company to pay a variable interest rate

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1999

         based on the fluctuation of Bankers Trust Company's prime lending rate. The change in annual cash flow and earnings resulting from a 1% increase or decrease in interest rates based on outstanding borrowing at July 7, 1999 would be approximately $0.7 million assuming other variables remained constant.

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

         The DIP Facility is secured by substantially all of the assets of Levitz and its subsidiaries and a perfected pledge of stock of all Levitz's subsidiaries. The DIP Facility contains restrictive covenants including, among other things, the maintenance of minimum earnings before interest, taxes, depreciation and amortization as defined (EBITDA), limitations on the incurrence of additional indebtedness, liens, contingent obligations, sales of assets, and a prohibition on paying dividends. The lenders under the DIP Facility have a super-priority administrative expense claim against the estate of the Debtors.

         In connection with the Plan of Reorganization, LFI expects to obtain a post-confirmation financing commitment before December 31, 1999, which would be an asset based revolving credit facility having substantially the same advance rate as the DIP Facility. LFI will seek a commitment in an amount sufficient to execute the Plan of Reorganization. There can be no assurances given that such a commitment will be obtained.

         All mortgages have been classified as current due to the Sale-Leaseback Transaction and Bulk Sale Transaction as described in Note 19 to the consolidated financial statements. All mortgages have been paid from the proceeds of both transactions.

         The Company is currently in default of the senior notes, senior deferred coupon debentures, and senior subordinated notes, all of which are unsecured and have been classified as liabilities subject to compromise.

5.       LIABILITIES SUBJECT TO COMPROMISE:

         The principal categories of obligations classified as liabilities subject to compromise under reorganization proceedings are identified below. The amounts below in total vary significantly from the stated amount of proofs of claim that were filed by the bar date set by the Court of August 10, 1998. The difference between claim amounts scheduled by the Debtors and the claim amounts filed by creditors are being investigated and will be either amicably resolved or adjudicated before the Court. The amounts in total will be subject to future adjustment depending on Court action, further developments with respect to potential disputed claims, determination as to the value of any collateral securing claims, or other events. Additional claims may arise from the rejection of additional real estate leases and executory contracts by the Debtors.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1999

                                                            MARCH 31,
                                                              1999
                                                           (DOLLARS IN
                LIABILITIES SUBJECT TO COMPROMISE           THOUSANDS)
                ---------------------------------           ----------

         Accounts payable, trade                             $ 38,520
         Accrued expenses                                      15,205
         13.375% Senior Notes due 10/15/98                     96,031 (1)
         9.625% Senior Subordinated Notes due 7/15/03         101,337 (1)
         Senior Deferred Coupon Debentures due 6/15/02          8,716 (1)
         Reserve for lease rejection claims                    20,054
         Executive retirement and employment agreements        16,144
         General liability claims                                 736
         Reserve for previous store closings                    1,353
         Common area maintenance                                  262
         Real estate taxes                                      2,414
         Personal property taxes                                  554
                                                             --------
                                                             $301,326
                                                             ========


         (1)  Includes accrued interest at September 4, 1997.

         As a result of the Chapter 11 filing, no principal or interest payments will be made on most prepetition debt without Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Court and becomes effective. Interest on prepetition unsecured obligations has not been accrued after the Petition Date except that interest expense and principal payments will continue to be recorded on capital lease obligations unless the leases are rejected by the Debtors. If a capital lease is rejected the obligation will be limited to the lease rejection claim. Contractual interest expense of $23.1 million and $13.3 million was not recorded on certain prepetition debt for the fiscal year ended March 31, 1999 and for the period from September 5, 1997 through March 31, 1998.

6.       REORGANIZATION ITEMS:

         During Fiscal 1999 and 1998 the Company initiated a series of actions under its reorganization proceedings to improve its performance, which included store closures and dispositions, and incurred professional fees in connection with the Bankruptcy proceedings. These reorganization items aggregated, after-tax, $43.0 million or $1.43 per share and $38.2 million or $1.28 per share, for the fiscal years ended March 31, 1999 and 1998, respectively.

         In Fiscal 1999, LFI closed forty-two stores in under-performing or non-strategic markets. Fifteen stores were closed in June 1998 and twenty-seven stores were closed in January 1999. In addition to the store closings, certain support functions were or are being eliminated over a period of time and fifteen warehouses, as part of the "Warehouse Rationalization Program", were closed where another warehouse in the same or adjacent market could service the store. The pre-tax charge for store and warehouse closings and the elimination of certain support functions was $42.3 million which included non-cash charges of $17.8

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1999

         million for the write-down of assets to their net realizable values net of capital lease obligations of $14.7 million, $7.6 million loss on the sale of inventory to liquidators and anticipated lease rejection claims of $4.3 million. Cash charges include severance pay of $3.3 million and continuing expenses of $9.3 million. At March 31, 1999 approximately $5.3 million of these reserves remained which provides for the estimated continuing expenses of the facilities until they are sold.

         During Fiscal 1999, LFI recognized $5.9 million in gains on the sale of eight previously closed stores. The gains were recorded as reorganizational items.

         During October, 1997, the Court approved a motion for Levitz to close eighteen stores in under-performing markets. The Company recorded a pre-tax charge of $23.8 million associated with the closing of these stores. The charge included non-cash items for the write-down of property, capital lease assets, furniture and fixtures to their net realizable values of $18.9 million, the loss on sale of inventory through liquidation in the amount $1.5 million and the write-down of other assets in the amount of $0.8 million. Cash items include severance pay of $1.6 million and continuing expenses of $1.0 million. Additional non-cash reorganization items written off at the same time included acceleration of goodwill amortization of $4.7 million and deferred financing fees of $2.5 million. As of March 31, 1999 approximately $0.2 million of this closing reserve remained.

         On January 9, 1998, Levitz sold substantially all of the assets of the John M. Smyth Company ("JMS"), a wholly-owned subsidiary of Levitz, which then operated five store locations in the Chicago, Illinois vicinity. The gross proceeds from the sale, which includes reimbursed amounts, were approximately $35.6 million. The proceeds were used to pay mortgages, accounts payable, accrued liabilities and reduce borrowings under the DIP Facilities. In December 1997, Levitz incurred a charge of $18.0 million on the sale and closing of the JMS facilities. The charge included non-cash items for loss on sale of property and equipment of $5.0 million, acceleration of goodwill amortization of $10.3 million, lease rejection claims of $1.6 million and write-off of other assets of $0.2 million. The charge included cash items of $0.3 million for severance pay and $0.6 million for continuing expenses. At March 31, 1999 approximately $0.1 million of this closing reserve remained.

         Net sales and operating income (loss) (exclusive of certain central office expense allocations and prior to interest expense, income taxes and reorganization items) from the forty-two stores closed in Fiscal 1999, the twenty-four stores closed or disposed of during Fiscal 1998 and the five stores closed during Fiscal 1997 (see Note 8) were (in 000's):

                                         1999            1998            1997
                                      ---------       ---------       ---------
         Net sales                    $ 138,257       $ 299,073       $ 389,232

         Operating income (loss)         (2,879)        (24,044)         10,239

         Professional fees include accounting, legal and consulting services provided to LFI and the Creditors' Committee which, subject to Court approval, are required to be paid by LFI while it is in Chapter 11.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1999

         Fees accrued for these services totaled $6.6 million and $6.9 million in Fiscal 1999 and 1998, respectively.

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

         During the fourth quarter of Fiscal 1998, the Company reviewed certain discontinued and/or slow moving inventory items that did not complement the new merchandise assortment. In an effort to accelerate the liquidation of these items, the Company reduced their selling prices. Included in unusual operating expenses is a $6.1 million charge reflecting the Company's adjustment to record this inventory at its estimated net realizable value. The Company also wrote off goodwill in the amount of $2.8 million. The charges increased net loss by $6.1 million or $0.20 per share.

8.       STORE CLOSING AND RESTRUCTURING EXPENSE:

         In the fiscal year ended March 31, 1997, management developed a plan to close five stores. The stores were closed on October 31, 1996. The plan resulted in a pre-tax charge for store closings of $8.3 million. The charge includes the reduction of the carrying value of the store assets to their estimated realizable value net of selling expenses as well as reserves for future rental payments under operating lease agreements. Included in the store closing charge is a $2.4 million charge from the adoption of SFAS No. 121 effective April 1, 1996 for one of the closed stores. The charge increased net loss by $5.4 million or $0.18 per share.

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

10.      LEASING ARRANGEMENTS:

         Levitz leases its facilities generally under non-cancelable leases for original terms ranging from 10 to 40 years. Most leases contain renewal options and some include options to purchase the properties.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1999

         The following is an analysis of property under capital leases by major classes (dollars in thousands):

                                                 1999          1998
                                               --------      --------
         Land, buildings and improvements      $ 60,913      $177,192
         Equipment                                   --         1,152
                                               --------      --------
                                                 60,913       178,344
         Less- Accumulated amortization          27,610        85,623
                                               --------      --------
                                               $ 33,303      $ 92,721
                                               ========      ========

         Amortization expense relating to property under capital leases for the years ended March 31, 1999, 1998 and 1997 was $6.0 million, $8.3 million and $9.5 million, respectively.

         Minimum annual rentals on continuing stores at March 31, 1999 (net of sublease income to be received) for the five years subsequent to March 31, 1999 and in the aggregate are as follows (dollars in thousands):



                                                   CAPITAL      OPERATING
         YEAR                                     LEASES (1)    LEASES (2)
         ----                                    -----------------------------

         2000                                        $4,212          $ 24,430
         2001                                         4,095            25,156
         2002                                         4,007            24,240
         2003                                         4,007            23,435
         2004                                         4,007            21,307
         Thereafter                                  72,075           248,720
                                                 -----------    --------------
         Total minimum lease payments                92,403          $367,288
                                                                ==============
         Less - Amount representing interest         62,417
                                                 -----------
         Present value of net minimum
           payments under capital leases             29,986
         Less - Current portion of
                  continuing leases                     618
                                                 -----------
                                                    $29,368
                                                 ===========

         (1) Minimum annual rentals for capital leases have been reduced for those leases included in the Sale-Leaseback Transaction described in Note 19 to the consolidated financial statements. Capital leases included in the Sale-Leaseback Transactions were determined to be treated as operating leases in accordance with SFAS No. 13, "Accounting for Leases". Consequently, the total capital lease obligations of $9.1 million for those leases has been classified as current liabilities at March 31, 1999 as this obligation will be retired upon closing of the Sale-Leaseback Transaction and the future minimum annual rentals for those leases are included with operating leases.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1999

         (2) Minimum annual rentals of operating leases include rentals for those capital leases included in the Sale-Leaseback Transaction and the Unitary Lease Agreement as described in
                  Note 19 to the consolidated financial statements. The minimum annual rentals for the Unitary Lease Agreement are as follows (dollars in thousands):

                                            OPERATING
               YEAR                          LEASES
          ----------------               --------------
               2000                      $       5,889
               2001                              7,235
               2002                              7,235
               2003                              7,235
               2004                              7,235
            Thereafter                         118,386
                                         -------------
                                         $     153,215
                                         =============

         Rent expense includes minimum rentals on operating leases, contingent payments based on either the Consumer Price Index or a percentage of sales for both capital and operating leases and amortization of intangible leasehold interests.

         Rent expense consists of the following (dollars in thousands):

                                  1999           1998           1997
                                --------       --------       --------
         Rent expense           $ 18,630       $ 23,835       $ 24,567
         Sublease income            (810)          (519)          (888)
                                --------       --------       --------
         Rent expense, net      $ 17,820       $ 23,316       $ 23,679
                                ========       ========       ========

         Some rental agreements contain escalation provisions that may require higher future rent payments. Rent expense incurred under rental agreements that contain fixed escalation clauses is recognized on a straight-line basis over the life of the lease.

11.      PRIVATE-LABEL CREDIT CARD PROGRAM:

         On September 4, 1998 Levitz and its operating subsidiaries entered into an agreement ("Merchant Agreement") with Household Bank (SB), N.A. ("Household") whereby Household would provide financing to individual consumers purchasing merchandise from Levitz ("Private-Label Credit Card Program"). The Court approved the Merchant Agreement and granted a first priority and security interest and lien to Household on certain reserves retained or accumulated by Household, totaling $6.1 million at March 31, 1999, and gave administrative expense status to substantially all obligations of Levitz arising under the Merchant Agreement.

         Also on September 4, 1998, General Electric Capital Corporation ("GECC") and Levitz terminated the Second Amended and Restated Account Purchase and Credit Card Agreement (the "GECC Agreement") which was replaced by the Merchant Agreement. Levitz and GECC jointly released each other from substantially all obligations under the GECC Agreement. At the

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1999

         same time GECC sold the majority of the portfolio under the GECC Agreement, approximately $561.0 million, to Household.

         The Company determined that the transfer of the GECC portfolio to Household qualified for sale treatment under Financial Accounting Standards Board, Statement of Accounting Standards No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities". Accordingly, the Receivable under Account Purchase Agreement and the offsetting Obligation under Account Purchase Agreement were removed from the consolidated balance sheets.

         At March 31, 1999, Household's portfolio balance was $549.8 million. The portfolio balance includes Levitz customer purchases through Household as well as customer accounts sold to Household by GECC. Levitz recorded income from both the Merchant Agreement and the GECC Agreement of $13.2 million, $7.9 million and $12.8 million, respectively for the years ended March 31, 1999, 1998 and 1997.

         Levitz is exposed to market risk under the terms of the Household Agreement. Levitz may pay a fee or may receive income, based upon the relationship among the interest earned on the portfolio, the amount of the servicing fee, the cost of capital, promotional discount fees and credit losses. Levitz is obligated for all credit losses under the portfolio, including the GECC portfolio transferred to Household, up to a maximum of 15% of average outstanding receivables and for 50% of all credit losses above 15%. Levitz is also required under the Merchant Agreement to fund a merchant risk reserve of 2.5% for the first year and 3.5% thereafter of all amounts financed up to a stipulated dollar amount. A one percent increase or decrease in the finance charge to customers or the cost of capital or the credit loss rate would increase or decrease the annual income from the portfolio by $3.5 million to $5.5 million.

         Included in the consolidated balance sheets for the years ended March 31, are (dollars in thousands):

                                           1999                         1998
                                   ----------------------        ---------------------
                                    Asset       Liability         Asset      Liability
                                   -------      ---------        -------     ---------
         Net receivable/
            payable (1)            $ 2,964       $    --         $    --      $   859
         Merchant risk
            reserve (2)              6,117            --              --           --
         Credit loss reserve            --         2,328              --           --
         Promotional discount
            accrual (3)                 --        21,460              --        3,127
                                   -------       -------         -------      -------
             Total                 $ 9,081       $23,788         $    --      $ 3,986
                                   =======       =======         =======      =======

         (1) The net receivable/payable represents amounts due from or owed to Household on the settlement of portfolio earnings from the previous month and customer accounts that were submitted to Household for purchase. In Fiscal 1998, the amount was due to GECC.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1999

         (2) The merchant risk reserve is the amounts paid to Household in case the Merchant Agreement is terminated or Levitz would discontinue operations. The cash can be returned to Levitz if a letter of credit is posted or Levitz emerges from bankruptcy and meets certain financial covenants. The amount is included in other long-term assets on the consolidated balance sheets.

         (3) The promotional discount accrual represents the estimated interest that will be charged back to Levitz for those customers that are likely to take advantage of a "no-interest" finance promotion at their time of purchase. Levitz is required to make payments of the estimated amount on a monthly basis. Under the GECC Agreement these amounts were paid in advance. This accrual is included in accrued liabilities and other expenses on the consolidated balance sheets.

         In addition to the above, Levitz has funded a credit loss reserve of $33.9 million through the monthly settlement of portfolio earnings as of March 31, 1999 which is not on the consolidated balance sheets.

12.      INCOME TAXES:

         LFI has a Federal cumulative net operating loss ("NOL") carry-forward of $163.4 as of the fiscal year ended March 31, 1999. LFI has recorded a full valuation allowance against the NOL for the fiscal year ended March 31, 1999. In prior years, LFI had recorded a deferred tax asset (benefit) for its cumulative NOL as of the fiscal year ended March 31, 1998. LFI has always provided a full valuation allowance against state net operating losses. The cumulative NOL net benefit at March 31, 1999 was $24.7 million. The Sale-Leaseback Transaction and Bulk Sale Transaction as described in Note 19 to the consolidated financial statements are estimated to utilize approximately $15.9 million of the cumulative NOL net benefit. The remaining cumulative NOL net benefit of $8.8 million is supported by deferred tax credits that are projected to turn during the carry-forward periods. LFI will continue its current practice of providing a valuation allowance against future net operating losses pending a change in financial condition. Limitations may be placed on the realization of these NOL's when LFI emerges from bankruptcy. Federal NOL carry-forwards are available through Fiscal 2019.

         The benefit for income taxes was allocated as follows (dollars in thousands):

                                            1999          1998           1997
                                          --------      --------       --------
         Loss before extraordinary items  $     --      $(39,687)      $(13,921)
         Extraordinary items                    --        (2,630)        (1,090)
                                          --------      --------       --------
                                          $     --      $(42,317)      $(15,011)
                                          ========      ========       ========

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1999

         The components of the benefit for income taxes applicable to loss before extraordinary items is (dollars in thousands):

                                           1999           1998           1997
                                         --------       --------       --------
         Current:
           Federal                       $     --       $     --       $ (1,275)
           State                               52             57             13
                                         --------       --------       --------
                                               52             57         (1,262)
                                         --------       --------       --------

         Deferred:
           Federal                             --        (35,249)       (11,137)
           State                              (52)        (4,495)        (1,522)
                                         --------       --------       --------
                                              (52)       (39,744)       (12,659)
                                         --------       --------       --------
                                         $     --       $(39,687)      $(13,921)
                                         ========       ========       ========


         A reconciliation of the statutory benefit for income taxes on loss before extraordinary items to the actual tax benefit is as follows (dollars in thousands):

                                           1999           1998           1997
                                         --------       --------       --------
         Computed income tax benefit
           at Federal statutory rate     $(33,056)      $(44,544)      $(13,393)
         State and local income tax
           benefit, net of federal
           income tax                      (5,676)        (7,108)        (3,676)
         Permanent differences              2,938          6,797            182
         Federal valuation allowance       31,388          1,072             --
         State valuation allowance          7,198          4,223          2,680
         Other                             (2,792)          (127)           286
                                         --------       --------       --------
                                         $     --       $(39,687)      $(13,921)
                                         ========       ========       ========

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1999

         Components of the deferred income tax assets and liabilities are (dollars in thousands):

                                                                            MARCH 31,
                                                  -------------------------------------------------------------
                                                               1999                            1998
                                                  -----------------------------   -----------------------------
Deferred tax assets:
  Expense deducted for book and
    not for tax                                                         $7,820                          $8,660
  Obligations under capital lease                                       18,559                          20,797
  Other liabilities                                                     21,840                          28,204
  Federal NOL benefit                                   $57,194                         $21,837
     Less:  valuation allowance                         (32,460)        24,734           (1,072)        20,765
                                                  --------------                  --------------
  State NOL benefit                                      21,291                          14,093
     Less:  valuation allowance                         (21,291)             -          (14,093)             -
                                                  --------------                  --------------
  AMT credit carryover                                                   2,039                           2,039
  Other                                                                     24                               -
                                                                   ------------                    ------------
                                                                        75,016                          80,465
                                                                   ------------                    ------------

Deferred tax liabilities:
  Inventory                                                             15,757                          11,419
  Property and equipment                                                34,593                          11,357
  Property under capital lease                                          16,076                          47,687
  Stepped-up values on plant
    and equipment due to
    purchase accounting                                                 15,740                          15,282
  Other                                                                      -                             966
                                                                   ------------                    ------------
                                                                        82,166                          86,711
                                                                   ------------                    ------------
Net deferred tax liability                                              $7,150                          $6,246
                                                                   ============                    ============

13.      EMPLOYEE BENEFIT PLANS:

         Levitz has a non-contributory, defined benefit plan (the Pension Plan). In March 1996, Levitz amended the Pension Plan to exclude future benefit accruals for credited service and annual earnings after March 31, 1996 and also excluded any associate from becoming a participant in the plan after January 1, 1996 (Pension Curtailment). Pension benefits are based on length of service and final average compensation as of the Pension Curtailment date and are integrated with Social Security. The maximum pension benefit per individual is limited to $130,000 per year. Plan assets consist primarily of marketable equity and debt securities and cash equivalents. Levitz's funding policy is to make the minimum annual contributions required by applicable regulations.

         Certain officers of Levitz are participants in an unfunded non-contributory supplemental executive retirement plan (SERP) and a life insurance plan. The SERP provides supplemental retirement, disability and/or death benefits. Retirement and disability benefits are equal to 4.0% of the highest consecutive five-year average of salary plus bonus paid for each year of service, limited to a maximum of 60% of compensation or $0.3 million on an indexed basis. Death benefits are equal to 3% per year of service to a maximum of 45% of such compensation. Benefits are subject to a dollar-for-dollar reduction for benefits paid under the Pension Plan, Social Security and certain other

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1999

         specified pension plan payments. The liability for the SERP and insurance plan is included in liabilities subject to compromise.

         The table below reconciles the funded status of the plans with the amounts recognized in the consolidated balance sheets (dollars in thousands):

                                                               1999                         1998
                                                     -----------------------      ------------------------
                                                     PENSION                       PENSION
                                                       PLAN           SERP           PLAN           SERP
                                                     --------       --------       --------       --------
         Change in benefit obligation
             Benefit obligation at
                beginning of year                    $ 61,171       $ 15,080       $ 55,879       $ 14,770
             Service cost                                  --            319             --            272
             Interest cost                              4,074            105          4,258            559
             Actuarial (gain) loss                        347           (760)         6,444             42
             Settlements (1)                               --        (13,980)            --             --
             Special termination benefits                  --             14             --             55
             Gross benefits paid                       (6,685)            (6)        (5,410)          (618)
                                                     --------       --------       --------       --------
             Net obligation at end of year             58,907            772         61,171         15,080
                                                     --------       --------       --------       --------
         Change in plan assets
             Fair value of plan assets at
                beginning of year                      68,383             --         55,912             --
             Actual return on plan assets                (882)            --         18,063             --
             Benefits paid and expenses                (6,809)            --         (5,593)            --
                                                     --------       --------       --------       --------
             Fair value of plan assets at
                end of year                            60,692             --         68,382             --
                                                     --------       --------       --------       --------
         Funded status
             Funded status at end of year               1,785           (772)         7,211        (15,080)
             Unrecognized net actuarial
               (gain) loss                              1,113             --         (4,406)         1,752
             Unrecognized prior service cost               --             --             --            268
             Unrecognized net transition
               obligation                                  --             --             --            370
             Other                                         --             (2)            --            (23)
                                                     --------       --------       --------       --------
             Net amount recognized at end
               of year                               $  2,898       $   (774)      $  2,805       $(12,713)
                                                     ========       ========       ========       ========

         Amounts recognized in the consolidated
           balance sheets
             Prepaid benefit costs                   $  2,898       $     --       $  2,805       $     --
             Accrued benefit costs                         --           (774)            --        (12,713)
                                                     --------       --------       --------       --------
             Net asset (liability) recognized
                at end of year                       $  2,898       $   (774)      $  2,805       $(12,713)
                                                     ========       ========       ========       ========

                (1) Included in settlements above for Fiscal 1999 are obligations related to inactive employees which are included in liabilities subject to compromise.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1999

         The tables below list the weighted average assumptions and the components of periodic (benefit) costs (dollars in thousands):

                                                          1999                  1998                  1997
                                                  -----------------      ----------------      ----------------
                                                  PENSION                PENSION               PENSION
                                                    PLAN       SERP       PLAN       SERP       PLAN       SERP
                                                  -------      ----      -------     ----      -------     ----
         Weighted average assumptions
             Discount rate                          7.00%      7.00%      7.00%      7.00%      8.00%      8.00%
             Expected return on plan assets         9.00%        --       9.00%        --       9.00%        --
             Rate of compensation increase            --       3.00%        --       3.80%        --    2.00%/5.50%

                                                       1999                      1998                       1997
                                              ---------------------      ---------------------      ---------------------
                                              PENSION                    PENSION                    PENSION
                                                PLAN          SERP         PLAN         SERP         PLAN          SERP
                                              -------       -------      -------       -------      -------       -------
         Components of periodic
           benefit cost
             Service cost                     $    --          $319      $    --       $   273      $    --       $    83
             Interest cost                      4,074           105        4,258           559        4,296         1,108
             Expected return on assets         (4,576)           --       (4,440)           --       (4,439)           --
             Amortization of:
                Transition obligation              --             6           --            36           --            82
                Prior service cost                 --             6           --            45           --           281
                Actuarial loss                     --            --           --            31           --            32
             Special termination charge           409            14          114            55          329            45
                                              =======          ====      =======       =======      =======       =======
             Net periodic (benefit) cost      $   (93)         $450      $   (68)      $   999      $   186       $ 1,631
                                              =======          ====      =======       =======      =======       =======

         ASSOCIATES SAVINGS PLAN

         Levitz has savings plans which were adopted under Section 401(k) of the Internal Revenue Code. Under the provisions of the Associates Savings Plans, substantially all employees who meet the age and service requirements of the plan are entitled to defer a certain percentage of their compensation. Levitz contributed to the fund 30% of the first 6% beginning January 1, 1999 and 20% of the first 6% beginning January 1, 1998 and 1997 subject to certain limitations. Such matching contributions of $0.6 million, $0.8 million and $0.9 million were made by Levitz for the years ended March 31, 1999, 1998 and 1997, respectively.

14.      CAPITAL STOCK, STOCK OPTION PLANS, RIGHTS AND STOCK WARRANTS:

         COMMON STOCK

         As of March 31, 1999 LFI had 30,320,628 shares of Common Stock issued and 30,071,621 shares outstanding. 26,565,234 shares were voting stock and 3,573,662 shares were non-voting stock. The Plan of Reorganization filed by the Company on July 7, 1999 does not provide for any distribution to existing stockholders.

         RESTRICTED STOCK

         LFI contracted to issue 700,000 shares of restricted stock to certain key employees during the fiscal year ended March 31, 1996. These shares of restricted stock were issued in the fiscal year ended March 31, 1997. The total market value at the effective date of grant was recorded as deferred compensation, a separate component of stockholders' deficit. The deferred compensation was charged to selling, general and administrative expenses over the three-year vesting period.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1999

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

         Had compensation costs for these plans been determined consistent with FASB Statement No. 123, LFI's net loss and net loss per common share would have been adjusted to the following pro forma amounts (dollars in thousands, except per share data):

                                             1999         1998          1997
                                           --------     --------      --------
         Net loss          As reported     ($94,444)    ($93,387)     ($27,586)
                           Pro forma        (94,586)     (94,291)      (29,332)
         Net loss per
           common share    As reported        $3.15       ($3.12)       ($0.93)
                           Pro forma          (3.15)       (3.15)        (0.98)


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

         The fair value of each option granted is estimated at the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for grants in the fiscal years ended March 31:

                                               1999        1998          1997
                                           -----------  ----------   -----------
         Risk free interest rates             0.00%        6.30%         6.61%
         Expected life (in years)                0            6             6
         Expected volatility                  0.00%       64.77%        71.22%
         Expected dividends                   None         None          None

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1999

         EMPLOYEE STOCK OPTIONS

         Employee Stock Option Plans are summarized as follows:

                                                  1999                      1998                       1997
                                     -------------------------  ------------------------  -------------------------
                                                    WEIGHTED                  WEIGHTED                   WEIGHTED
                                                     AVERAGE                   AVERAGE                    AVERAGE
                                                    EXERCISE                  EXERCISE                   EXERCISE
                                        SHARES        PRICE       SHARES        PRICE        SHARES        PRICE
                                     -------------  ----------  ------------  ----------  -------------  ----------
         Outstanding at beginning       1,789,625      $ 3.50     2,037,875      $ 3.91      1,500,000      $ 5.25
           of year
         Granted                                -           -       250,000        1.25        941,500        4.04
         Exercised                              -           -             -           -              -           -
         Cancelled                       (947,750)       1.67      (498,250)       2.80       (403,625)       9.72
                                     -------------              ------------              -------------

         Outstanding at end of year       841,875        4.24     1,789,625        3.50      2,037,875        3.91
                                     =============              ============              =============

         Exercisable at end of year       644,375        4.09       810,750        3.06        482,625        3.57
         Available for grant at end
           of year                      2,039,156                 1,091,406                    843,156

         The following table summarizes information concerning outstanding and exercisable employee options at March 31, 1999:

                                   OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
         --------------------------------------------------------------------  ------------------------------
                                                  WEIGHTED        WEIGHTED                        WEIGHTED
             RANGE OF                              AVERAGE         AVERAGE                         AVERAGE
             EXERCISE            SHARES          CONTRACTUAL      EXERCISE         SHARES         EXERCISE
              PRICES           OUTSTANDING          LIFE            PRICE        EXERCISABLE        PRICE
         ------------------  ----------------  ----------------  ------------  ----------------  ------------
            $3.06-$4.81            548,750           6.7               $3.41         435,875           $3.36
             5.00-6.25             278,500           6.7                5.58         206,250            5.57
             9.63-10.00             14,625           5.2                9.74           2,250           10.00
                             ----------------                                  ----------------

                                   841,875                                           644,375
                             ================                                  ================


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

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1999

         Directors' Option Plans are summarized as follows:

                                                   1999                    1998                   1997
                                        ----------------------  ---------------------  ----------------------
                                                    WEIGHTED               WEIGHTED                WEIGHTED
                                                    AVERAGE                 AVERAGE                AVERAGE
                                                    EXERCISE               EXERCISE                EXERCISE
                                         SHARES      PRICE       SHARES      PRICE      SHARES      PRICE
                                        ---------  -----------  ---------  ----------  ---------  -----------
         Outstanding at beginning
           of year                        70,140     $6.00        70,140     $6.00       38,544     $7.43
         Granted                              --        --            --        --       35,596      4.69
         Exercised                            --        --            --        --           --
         Cancelled                       (17,247)     5.92            --        --       (4,000)     8.19
                                        --------                --------               --------

         Outstanding at end of year       52,893      6.02        70,140     6.00        70,140      6.00
                                        ========                ========               ========

         Exercisable at end of year       50,225                  60,135                 50,145
         Available for grant at end
           of year                        72,107                  54,860                 54,860


         The following table summarizes information concerning outstanding and exercisable director's options at March 31, 1999:

                                       OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
         --------------------------------------------------------------------  ------------------------------
                                                  WEIGHTED
                                                   AVERAGE        WEIGHTED                        WEIGHTED
             RANGE OF                             REMAINING        AVERAGE                         AVERAGE
             EXERCISE            SHARES          CONTRACTUAL      EXERCISE         SHARES         EXERCISE
              PRICES           OUTSTANDING          LIFE            PRICE        EXERCISABLE        PRICE
         ------------------  ----------------  ----------------  ------------  ----------------  ------------
            $4.69-$6.19               44,893         7.0               $5.28            42,225         $5.32
               10.19                   8,000         5.3               10.19             8,000         10.19
                             ---------------                                   ---------------
                                      52,893                                            50,225
                             ===============                                   ===============

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

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1999

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

         In July 1996, LFI issued warrants to purchase up to 5,000,000 shares of LFI Common Stock, subject to downward adjustments if certain targeted stock prices of LFI were not achieved and other anti-dilution provisions. The exercise price as of June 19, 1998 was $0.01 per share. The warrants were issued as part of a refinancing in July 1996. The warrants were valued at $0.6 million and were amortized as interest expense over the original life of the DIP Facility which replaced the previous financing. The warrants expire on July 1, 2001.

15.      ACCRUED EXPENSES AND OTHER LIABILITIES (DOLLARS IN THOUSANDS):

                                             1999         1998
                                           -------      -------
         Payroll                           $ 9,394      $12,510
         Payroll and sales taxes             4,843        4,547
         Real estate taxes                   3,238        2,809
         Interest                            2,615        1,687
         Promotional discount accrual       21,460        3,127
         Workers Compensation                6,708        7,663
         Other                              25,721       23,504
                                           -------      -------

                                           $73,979      $55,847
                                           =======      =======

16.      COMMITMENTS AND CONTINGENCIES:

         As a result of the bankruptcy filing, the initiation of litigation against the Debtors involving matters arising prior to the filing for bankruptcy is stayed. Such stay may be lifted by the Bankruptcy Court in appropriate circumstances.

         Levitz has employment agreements with seven officers. Each of these agreements is for an initial term of eighteen months and will be automatically renewed for an additional twelve months unless either party gives prior written notice of intent to terminate the agreement. The agreements provide that if the officer is terminated by Levitz other than for Cause (as defined in the agreements) or disability or by the officer for Good Reason (as defined in the agreements), Levitz must continue to pay such officer's base salary for eighteen months and, for certain of the officers, would be required to credit such officer with three years of additional service and age for purposes of Levitz's SERP. In the event of such termination following a Change in Control (as defined in the agreements), Levitz must pay such officer a lump sum amount equal to one and one-half times his or her annual base salary. Each agreement also contains certain non-competition provisions.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1999

         LFI is subject to a number of lawsuits, investigations and claims arising out of the normal conduct of its business, including those relating to government regulations, general and product liability and employee relations. Although there are a number of actions pending against LFI as of March 31, 1999, in the opinion of Management such actions as currently known would not have a material effect on the financial position of LFI.

17.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

         The following is a summary of LFI's unaudited quarterly results of operations for the years ended March 31, 1999 and 1998:

                                                                               QUARTER ENDED
                                                 ---------------------------------------------------------------------
                                                  JUNE 30,        SEPTEMBER 30,       DECEMBER 31,         MARCH 31,
                                                    1998              1998                1998               1999
                                                 ------------    ----------------    ---------------      ------------
                                                                   (In thousands, except per share amounts)
         Net sales                                 $ 171,276           $ 169,285          $ 182,174         $ 130,365  (1)
         Gross profit                                 74,094              73,303             74,098            55,278
         Net loss                                    (37,974) (1)        (14,047)           (35,451)   (1)     (6,972)
                                                 ============    ================    ===============      ============

         Net loss per common share                 $   (1.27)          $   (0.47)         $   (1.18)        $   (0.23)
                                                 ============    ================    ===============      ============
                                                                            QUARTER ENDED
                                                 ---------------------------------------------------------------------
                                                  JUNE 30,        SEPTEMBER 30,       DECEMBER 31,         MARCH 31,
                                                    1997             1997(2)              1997               1998
                                                 ------------    ----------------    ---------------      ------------
                                                               (In thousands, except per share amounts)
         Net sales                                 $ 205,646           $ 201,148          $ 225,950         $ 180,204
         Gross profit                                 89,879              84,376             96,359            74,743
         Net loss before extraordinary items         (10,301)            (36,443)(2)        (26,428) (2)      (14,410)
         Net loss                                    (10,301)            (41,905)(3)        (26,771)          (14,410)
                                                 ============    ================    ===============      ============
         Loss per common share:
           Loss before extraordinary items           $ (0.34)            $ (1.22)           $ (0.88)          $ (0.48)
           Extraordinary items                             -               (0.18)(3)          (0.01)                -
                                                 ------------    ----------------    ---------------      ------------
           Net loss per common share                 $ (0.34)            $ (1.40)           $ (0.89)          $ (0.48)
                                                 ============    ================    ===============      ============


         (1)      See Note 6 to consolidated financial statements.
         (2)      See Notes 1, 5, 6 and 7 to consolidated financial statements.
         (3)      See Note 9 to consolidated financial statements.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1999

18.     FAIR VALUE OF FINANCIAL INSTRUMENTS:

        The carrying amounts and fair values of LFI's financial instruments at March 31, 1999 and 1998, were as follows (dollars in thousands):

                                                 1999                        1998
                                         ----------------------      ----------------------
                                         CARRYING        FAIR        CARRYING        FAIR
                                          AMOUNT         VALUE        AMOUNT         VALUE
                                         --------      --------      --------      --------
         Cash and cash equivalents       $  3,046      $  3,046      $  5,339      $  5,339
         Receivable under account
           purchase agreement                  --            --       554,322       554,322
         Debt obligations including
           current maturities             151,580       151,580       155,416       155,416
         Obligation under account
           purchase agreement                  --            --       554,322       554,322
         Letters of credit                     --        16,936            --        17,778

        The carrying amounts of cash and cash equivalents approximate fair value because of the short maturity of these instruments. The fair value of LFI's long-term debt, including current maturities, is estimated based on the quoted market prices for the same or similar issues. The contract amount of the letter of credit approximates its fair value. The fair value of the Company's liabilities subject to compromise are not presently determinable as a result of the Chapter 11 proceedings.

19.     SUBSEQUENT EVENTS:

        On June 8, 1999, Levitz sold 11 owned properties and leasehold interests and/or rights on 11 leased properties for gross proceeds of $67.3 million ("Contract of Sale"). Net proceeds, which excludes closing costs, of $67.1 million were used to pay-off existing mortgages and related accrued interest, default interest and other fees of $7.6 million; the term notes under the DIP Facility including accrued interest, extension fees and other fees of $59.2 million and cure costs relating to pre-petition liabilities of $0.3 million. The aggregate carrying value of these properties of $72.2 million was classified as property under agreement of sale at March 31, 1999. Capital lease obligations relating to these properties were $9.1 million as of March 31, 1999 which were classified as current.

        The gain on the sale of owned property and leasehold interests of approximately $2.2 million, subject to further adjustment, will be amortized over the initial term of the "Unitary Lease Agreement" as described below. As part of the Contract of Sale, the purchaser escrowed an additional $1.0 million to be paid to Levitz on January 1, 2000 subject to Levitz's emergence from bankruptcy by December 31, 1999. In addition, the Contract of Sale places certain limitations on Levitz incurring new unsecured debt following the approval of a plan of reorganization.

        At the same time, Levitz entered into a Unitary Lease Agreement to lease back all of the owned property as well as the property where the leasehold interest was sold ("Sale-Leaseback Transaction"). The Unitary Lease Agreement is for an initial term of twenty years with three additional option periods of five years each. Rent is payable monthly, in advance, calculated at 10.75% of the gross proceeds for the first five

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1999

         years of the initial term with incremental increases of 5% after each five year period of the initial terms and all option periods.

        The Unitary Lease requires Levitz to assume all obligations for payments and lease terms under the original leases ("the Overleases"). The Unitary Lease allows Levitz to exercise a right to vacate or surrender all or a portion of the lease space of the properties by giving notice on or before the two year anniversary of the Unitary Lease Agreement and vacating within three years. In some instances, there is also a requirement that Levitz must vacate the warehouse portion and/or the showroom portion of some of the properties by specified dates. Levitz would receive a pro rata reduction in the Unitary Lease rent at the time it vacates the entire property and would be released of all payment obligations for the Overlease in the instances described above.

        The cash effect for the first twelve month period as the result of the Sale-Leaseback Transaction is approximately (dollars in thousands):

                  Decrease in interest on term notes                 $    9,337
                  Decrease in mortgage payments                           1,196
                  Increase in rent payments                              (7,235)
                                                                     ----------

                  Total cash effect                                  $    3,298
                                                                     ==========

        On July 7, 1999, Levitz sold five owned properties and leasehold interests/rights in six properties, all of which locations had previously been closed. The gross proceeds from the transaction were $19.8 million (the "Bulk Sale Transaction"). Net proceeds of approximately $19.4 million, excluding closing costs, were used to pay-off existing mortgages and accrued interest of $0.6 million, cure costs relating to pre-petition liabilities of $0.3 million, proration of real estate taxes and other costs of $0.4 million and to pay down the revolver portion of the DIP Facility of approximately $18.1 million. The Bulk Sale Transaction relieved Levitz of all lease obligations for the leased properties. The aggregate carrying value of these properties of $20.3 million was classified as property under agreement of sale at March 31, 1999.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth, as of June 8, 1999, the name, age, position at LFI and Levitz and principal occupation or employment for the past five years, of the directors and executive officers of LFI and Levitz. Each of such persons is a citizen of the United States. None of the directors or executive officers is related to each other.

                                                        PRINCIPAL OCCUPATION OR
                                                       EMPLOYMENT DURING THE PAST                  DIRECTOR OF
               NAME AND AGE                                       FIVE YEARS                        LFI SINCE
               ------------                            --------------------------                  -----------
Edward L. Grund (54)                       Chairman of the Board and Chief Executive                  1998
                                           Officer of LFI and Levitz since 1998,
                                           formerly President Store Operations
                                           of LFI and Levitz, formerly Executive
                                           Vice President-General Manager North
                                           American Division of Sunglass Hut
                                           International from 1997 to 1998. He
                                           was also Senior Vice President-Store
                                           Operations of Sunglass Hut
                                           International from 1993 to 1997.
Michael E. McCreery (51)                   Senior Vice President and Chief Financial Officer
                                           of LFI and Levitz since 1998, formerly Vice
                                           Chairman and Chief Administrative Officer of C.R.
                                           Anthony Company from 1995 to 1998 and Senior
                                           Executive Vice President and Chief Financial
                                           Officer of C.R. Anthony Company from 1990 to 1994.
Nicholas S. Masullo (51)                   Vice President, Strategic Operations and Human
                                           Resources of Levitz.
Richard J. Mazzoni, Jr. (51)               Vice President, Management  Information Services
                                           and Logistics of Levitz.
Lawrence R. McDevitt (55)                  Vice President, Controller of Levitz.
Sheila C. Reinken (38)                     Treasurer of LFI and Vice President and Treasurer
                                           of Levitz since 1996.  Director of Levitz since
                                           1997.  Formerly Assistant Treasurer of  Levitz.
Edward P. Zimmer (50)                      Vice President, Secretary and General Counsel of
                                           LFI and Levitz. Director of Levitz since 1996.
Robert M. Harrell (75)                     Director of LFI.  Commercial Real Estate broker            1994
                                           since 1984.  Former Executive Vice President of
                                           Merchandising of Montgomery Ward & Company,
                                           Incorporated.

Bruce C. Leadbetter (60)                   Director of LFI, formerly Chief Executive Officer          1985
                                           of Dalfort Aviation.  Managing Partner, the
                                           Security Management Company.  President and
                                           Director of the Astraea Company (a management
                                           consulting firm).
Kenneth D. Moelis (40)                     Director of LFI.  Managing Director of Donaldson,          1986
                                           Lufkin & Jenrette Securities Corporation
                                           (investment bankers) since 1990.
Henry B. Reiling (61)                      Director of LFI.  Professor, Harvard Graduate              1990
                                           School of Business Administration.


The Board of Directors of LFI is divided into three classes serving staggered three-year terms. The terms of office of Messrs. Harrell, Leadbetter and Moelis have expired in prior years; however, because the Company did not hold an Annual Meeting of Stockholders since 1996, such directors continue in office until their successors are elected. The term of office of Mr. Reiling expires in 1999. Directors who are employees of LFI or Levitz do not receive any compensation for serving on the Board of Directors of either LFI or Levitz. Directors who are not employees of LFI or Levitz receive $15,000 in compensation annually. Audit and Compensation Committee members receive $1,000 for each committee meeting attended and each committee chairman receives an additional $5,000 per year for serving as chairman.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following summary compensation table sets forth information regarding the annual and long-term compensation awarded or earned for each of the last three fiscal years to those persons who were, for the fiscal year ended March 31, 1999, the Chief Executive Officer and the four other most highly compensated executive officers. Mr. Grund was not employed by the Company prior to the 1999 fiscal year and Mr. McCreery was not employed by the Company prior to the 1998 fiscal year. Accordingly, no information is set forth with respect to these individuals for the prior year(s).

                                                 ANNUAL COMPENSATION                      LONG-TERM COMPENSATION
                               --------------------------------------------------       --------------------------
                                                                         OTHER          RESTRICTED     SECURITIES     ALL OTHER
                               FISCAL                                   ANNUAL            STOCK        UNDERLYING     COMPENSA-
NAME AND PRINCIPAL POSITION     YEAR      SALARY        BONUS        COMPENSATION         AWARDS        OPTIONS        TION (1)
---------------------------    ------     ------        -----        ------------       ----------     ----------     ---------
Edward L. Grund                 1999     $ 299,534     $ 200,000 (2)     $      --       $      --             --       $  5,147
  Chairman of the Board         1998            --            --                --              --             --             --
  and Chief Executive Officer   1997            --            --                --              --             --             --
  of LFI and Levitz

Michael Bozic                   1999     $ 475,000      $     --         $      --       $      --             --       $ 36,366
  former Chairman of the        1998       650,000            --                --              --             --         42,933
  Board and Chief Executive     1997       637,500       150,000                --              --             --         31,990
  Officer of LFI and Levitz

Robert A. Homler                1999     $ 269,240      $     --         $ 109,300 (3)   $      --             --       $ 86,963 (4)
  former President              1998       242,316        95,000 (5)        36,518 (6)          --        250,000          3,788
  Merchandise/Marketing of      1997            --            --                --              --              -             --
  LFI and Levitz

Michael E. McCreery             1999     $ 282,724      $ 50,000 (7)     $  49,500 (3)   $      --             --       $  6,072
  Senior Vice President and     1998        26,445        50,000 (7)            --              --             --             --
  Chief Financial Officer of LFI1997            --            --                --              --             --             --
  and Levitz

Edward P. Zimmer                1999     $ 195,000      $ 25,000         $      --       $      --             --       $  5,470
  Vice President, Secretary     1998       190,392            --                --              --             --          5,182
  and General Counsel of        1997       161,874            --                --              --         55,000         57,831
  LFI and Levitz

Richard J. Mazzoni, Jr.         1999     $ 185,016      $ 25,000         $      --       $      --             --       $  5,642
  Vice President, Management    1998       183,472            --                --              --             --          5,865
  Information Systems and       1997       168,636            --                --              --         40,000         59,245
  Logistics of Levitz

Nicholas S. Masullo             1999     $ 144,976      $ 25,000         $      --       $      --             --       $  7,779
  Vice President, Human         1998       142,368            --                --              --             --          9,422
  Resources of Levitz           1997       125,562            --                --              --             --         42,762

-------------
(1) Included in this column for the fiscal year ended March 31, 1999 are matching contributions paid pursuant to Levitz's Associates' Savings Plan to Messrs. Bozic, McCreery, Zimmer, Mazzoni and Masullo in the amounts of $735, $634, $2,271, $2,256, and $2,047, respectively, and the dollar value attributable to life insurance premiums paid on behalf of Messrs. Grund, Bozic, Homler, McCreery, Zimmer, Mazzoni and Masullo in the amounts of $5,147, $35,631, $6,191, $5,438, $3,199, $3,386 and $5,732,
       respectively.

(2) Pursuant to the terms of his employment agreement with the Company, Mr. Grund received a guaranteed bonus of $100,000 for the fiscal year ended March 31, 1999 plus a $100,000 signing bonus.

(3)    Represents relocation expenses paid by the Company.

(4)    Includes $80,772 of payments for termination of employment agreement.

(5) Pursuant to the terms of his employment agreement with the Company, Mr. Homler received a guaranteed bonus of $70,000 for the fiscal year ended March 31, 1998 plus a $25,000 signing bonus.

(6) Represents perquisites and other personal benefits of which $33,500 is attributable to relocation expenses.

(7) Pursuant to the terms of his employment agreement with the Company, Mr. McCreery received a guaranteed bonus of $50,000 for the fiscal year ended March 31, 1999 and $50,000 signing bonus for fiscal year ended March 31, 1998.

OPTION GRANTS IN THE LAST FISCAL YEAR

There were no grants of stock options in the fiscal year ended March 31, 1999.

AGGREGATE OPTIONS EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

None of the officers exercised any options in the fiscal year ended March 31, 1999.

The following table provides information on the number of options held by the executive officers named in the Summary Compensation Table. Messrs. Grund, Bozic, Homler and McCreery hold no options.

                                     NUMBER OF SECURITIES                   VALUE OF UNEXERCISED
                                    UNDERLYING UNEXERCISED                  IN-THE-MONEY OPTIONS
                                 OPTIONS AT END OF FISCAL YEAR               END OF FISCAL YEAR
                              ------------------------------------  -------------------------------------

NAME                            EXERCISABLE       UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
                              ----------------  ------------------  ----------------  -------------------
Edward P. Zimmer                   53,750              31,250           $     -             $      -
Richard J. Mazzoni                 30,000              20,000                 -                    -
Nicholas S. Masullo                47,500              22,500                 -                    -


LEVITZ RETIREMENT PLANS

Certain officers (a total of seven persons) are participants in the Levitz Furniture Corporation Employees Retirement Plan (the "Retirement Plan") and the Levitz Furniture Corporation Supplemental Executive Retirement Plan (the "Supplemental Plan"). After March 31, 1996 no additional benefits accrue under the Retirement Plan. Retirement and disability benefits pursuant to the Supplemental Plan are equal to 4% of the highest five-year average of salary plus bonus for each year of service to a maximum of 15 years of service. The retirement benefit of a participant who terminates service prior to age 65 is, except under certain circumstances, subject to reduction. Benefits are subject to a dollar-for-dollar reduction for similar benefits paid under the Retirement Plan, pension plans of other employers and Social Security. Retirement and disability benefits under the Supplemental Plan are limited to a 1999 maximum of $491,577 per year, to be increased annually by the average increase in annual salary for Supplemental Plan participants. The following table shows annual benefits payable (before offsets) under the Supplemental Plan and the Retirement Plan to participants at age 65 in specified years of service and remuneration classes:

                               Pension Plan Table

                                               YEARS OF SERVICE(2)
                                  --------------------------------------------
          REMUNERATION(1)              10                 15 OR MORE AT AGE 65
          ---------------         --------------          --------------------
                 $200,000            $80,000                     $120,000
                  300,000            120,000                      180,000
                  400,000            160,000                      240,000
                  500,000            200,000                      300,000
                  600,000            240,000                      360,000

--------------
(1) For the fiscal year ended March 31, 1999, remuneration equaled the amount listed for each executive officer under "Annual Compensation" in the Summary Compensation Table.

(2) As of March 31, 1999, Messrs. Grund and McCreery had less than two years of service and the remaining listed executive officers had more than 15 years of service under the Supplemental Plan.

EMPLOYMENT AGREEMENTS

Levitz has employment agreements with each of the named executive officers listed in the Summary Compensation Table on page 68. Each of these agreements is for an initial term of eighteen months and will be automatically renewed for an additional twelve months unless either party gives prior written notice of intent to terminate the agreement. The agreements provide that if the officer is terminated by Levitz other than for Cause (as defined in the agreements) or disability or by the officer for Good Reason (as defined in the agreements), Levitz must continue to pay such officer's base salary for eighteen months and, for certain of the officers, would be required to credit such officer with three years of additional service and age for purposes of Levitz's Supplemental Plan. In the event of such termination following a Change in Control (as defined in the agreements), Levitz must pay such officer a lump sum amount equal to one and one-half times his or her annual base salary. Each agreement also contains certain non-competition provisions.

In the event of termination at their current salary, the current executive officers listed in the Summary Compensation Table would receive the following total compensation pursuant to the above-described employment agreements: Mr. Grund, $637,572, Mr. McCreery, $450,060, Mr. Zimmer, $292,500, Mr. Mazzoni,
$277,524 and Mr. Masullo, $262,548. These amounts assume payments for 18 months at current salaries.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

As of June 8, 1999, the Common Stock was held of record by 745 stockholders. The following table sets forth certain information concerning the beneficial ownership of Common Stock by each stockholder who is known by the Company to own beneficially in excess of 5% of the outstanding Common Stock, by each director, by the executive officers named in the Summary Compensation Table above, and by all directors and executive officers as a group, as of the Record Date. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

                                                                     NO. OF SHARES
                                                                       OF COMMON
NAME OF BENEFICIAL OWNER                                                STOCK(1)               PERCENT(1)
                                                                   -------------------       ---------------
Apollo Investment Fund III,                                             5,000,000 (2)              16.6
Apollo Overseas Partners, III, L.P.
and Apollo (U.K.) Partners, III, L.P.
Two Manhattanville Road
Purchase, New York 10577

Court Square Capital, Ltd. ("CSCL")                                     5,764,888 (3)              19.2
399 Park Avenue, 10th Floor
New York, New York

Robert M. Harrell                                                           6,750 (4)                 *
9139 Ridge Pine Trail
Orlando, Florida

Bruce C. Leadbetter                                                       147,531 (5)                 *
7701 Lemon Avenue
Dallas, Texas

Nicholas S. Masullo                                                        62,500 (6)                 *
7887 North Federal Highway
Boca Raton, Florida

Richard J. Mazzoni                                                         42,500 (6)                 *
7887 North Federal Highway
Boca Raton, Florida

Kenneth D. Moelis                                                          12,399 (6)                 *
Donaldson, Lufkin & Jenrette
2121 Avenue of the Stars
Los Angeles, California

Henry B. Reiling                                                           44,397 (7)                 *
Harvard Graduate School of
Business Administration
Morgan 385, Soldiers Field
Boston, Massachusetts

Edward P. Zimmer                                                          146,474 (8)                 *
7887 North Federal Highway
Boca Raton, Florida

All Officers and Directors of the Company                                 389,835 (9)               1.3
as a group (11 persons)

All Officers and Directors of Levitz                                      308,824 (10)              1.0
as a group (9 persons)
-----------------

* Less than 1.0%

(1) Includes Voting Common Stock and Non-Voting Common Stock. The Non-Voting Common Stock is identical to the Voting Common Stock in all respects, except that the Non-Voting Common Stock is non-voting and is convertible into Voting Common Stock. On June 8, 1999, there were 26,497,959 shares of Voting Common Stock and 3,573,662 shares of Non-Voting Common Stock outstanding, which were held by 738 and 7 holders of record, respectively.

(2)    Represents warrants to purchase 5,000,000 shares of Common Stock.

(3) CSCL is an indirect wholly-owned subsidiary of Citicorp. Of these shares 3,484,888 are Non-Voting Common Stock.

(4) Includes beneficial ownership of 6,000 shares which may be acquired within 60 days pursuant to stock option grants.

(5) Includes beneficial ownership of 17,247 shares which may be acquired within 60 days pursuant to stock option grants.

(6) Consists solely of beneficial ownership of shares which may be acquired within 60 days pursuant to stock option grants.

(7) Includes beneficial ownership of 17,247 shares which may be acquired within 60 days pursuant to stock option grants. Also includes 2,250 shares held in trust for members of Mr. Reiling's family. Mr. Reiling disclaims beneficial ownership of such shares held by members of his family.

(8) Includes beneficial ownership of 75,000 shares which may be acquired within 60 days pursuant to stock option grants.

(9) Includes beneficial ownership of 206,143 shares which may be acquired within 60 days pursuant to stock option grants and other shares as to which beneficial ownership is disclaimed.

(10) Includes beneficial ownership of 236,250 shares which may be acquired within 60 days pursuant to stock option grants and other shares as to which beneficial ownership is disclaimed.

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

Court Square Capital, Ltd. owns 19.2% of the Company's Common Stock. Court Square Capital, Ltd. also owns the capital stock of Furniture Comfort Corporation, which, in the ordinary course of business, sold $31.3 million of merchandise to Levitz in Fiscal 1999.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENTS

The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 31.

FINANCIAL STATEMENT SCHEDULES

               INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

SCHEDULES                                                              PAGE
                                                                       ----
Schedule I - Condensed Financial Information of Registrant . . . . . .  80

All other schedules have been omitted because the required information is shown in the Consolidated Financial Statements or Notes thereto or they are not applicable.

(b)    REPORT ON FORM 8-K

       On February 17, 1999 the registrant filed a Report on Form 8-K reporting under Item 5. Other Events disclosing a letter to its vendors concerning the status of the registrant's Chapter 11 Bankruptcy Proceeding.

       On July 2, 1999 the registrant filed a Report on Form 8-K reporting under
       Item 5. Other Events disclosing the sale of eleven owned parcels of real property and leasehold interests on twelve leased properties and the execution of a Unitary Lease to lease the properties back
       ("Sale-Leaseback Transaction"). The Sale-Leaseback Transaction was consummated on June 8, 1999.

(c)    EXHIBITS

       See Page 76 for Index to Exhibits.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LEVITZ FURNITURE INCORPORATED

Date:  July 12, 1999                         By: /s/ EDWARD L. GRUND
                                                --------------------------------
                                                     Edward L. Grund
                                                     Chairman of the Board
                                                     and Chief Executive
                                                     Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                                      TITLE                              DATE
           ---------                                      -----                              ----
/s/   EDWARD L. GRUND                            Chairman of the Board                     July 12, 1999
-------------------------------------------      and Chief Executive
      Edward L. Grund                            Officer

/s/   MICHAEL MCCREERY                           Senior Vice President                     July 12, 1999
-------------------------------------------      and Chief Financial
      Michael McCreery                           Officer

/s/   ROBERT M. HARRELL                          Director                                  July 12, 1999
-------------------------------------------
      Robert M. Harrell

/s/   BRUCE C. LEADBETTER                        Director                                  July 12, 1999
-------------------------------------------
      Bruce C. Leadbetter

                                                 Director                                  July 12, 1999
-------------------------------------------
      Kenneth D. Moelis

/s/   HENRY B. REILING                           Director                                  July 12, 1999
-------------------------------------------
      Henry B. Reiling

INDEX TO EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)

EXHIBIT
NO.                            DESCRIPTION OF EXHIBITS
-------                        -----------------------

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

EXHIBIT
NO.                            DESCRIPTION OF EXHIBITS
-------                        -----------------------

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

EXHIBIT
NO.                            DESCRIPTION OF EXHIBITS
-------                        -----------------------

10.41 Amendment No. 4 dated as of June 30, 1997 to the Credit Agreements dated as of July 1, 1996 among Levitz Furniture Corporation et al. and BT Commercial Corporation, as Agent. (7)
10.44 Amendment No. 5 dated as of July 25, 1997 to the Credit Agreements among Levitz Furniture Corporation, et al. and BT Commercial Corporation, as agent. (8)
10.45 $260,000,000 Postpetition Credit Agreement among Levitz Furniture Incorporated, Levitz Furniture Corporation and certain other subsidiaries and certain financial institutions, with Levitz Furniture Corporation, as LFC Funds Administrator and, BT Commercial Corporation, as Agent, dated as of September 5, 1997. (9)
10.46 Second Amended and Restated Account Purchase and Credit Card Program Agreement by and among Levitz Furniture Corporation, certain other subsidiaries and General Electric Capital Corporation, dated September 5, 1997. (9)
10.47 Amendment No. 1 dated as of October 7, 1997 to the Postpetition Credit Agreement among Levitz Furniture Incorporated, et al. and BT Commercial Corporation, as agent. (10)
10.48 Amendment No. 1 dated as of October 7, 1997 to the Second Amended and Restated Account Purchase and Credit Card Agreement among Levitz Furniture Corporation, et al. and General Electric Capital Corporation.
         (10)
10.49 Amendment No. 2, dated as of December 30, 1997 to the Postpetition Credit Agreement among Levitz Furniture Incorporated, et al. and BT Commercial Corporation, as agent. (11)
10.50 Amendment No. 3 dated as of February 23, 1998 to the Postpetition Credit Agreement among Levitz Furniture Incorporated, et al. and BT Commercial Corporation, as agent. (12)
10.51 Amendment No. 4 dated as of February 20, 1998 to the Postpetition Credit Agreement among Levitz Furniture Incorporated, et al. and BT Commercial Corporation, as agent. (12)
10.52 Amendment No. 5 dated as of May 14, 1998 to the Postpetition Credit Agreement among Levitz Furniture Incorporated, et al. and BT Commercial Corporation, as agent. (12)
10.53 Amendment No. 6 dated as of June 23, 1998 to the Postpetition Credit Agreement among Levitz Furniture Incorporated, et al. and BT Commercial Corporation, as agent. (12)
10.54 Form of Employment Agreement by and among Levitz Furniture Corporation and Edward L. Grund dated as of June 1, 1998. (12)
10.55    Form of Employment Agreement between Levitz and certain officers. (12)
10.56 Merchant Agreement among Levitz Furniture Corporation and certain other subsidiaries and Household Bank (SB) N.A., dated September 4, 1998.
         (13)
10.57 Amendment No. 7 dated as of September 4, 1998 to the Postpetition Credit Agreement among Levitz Furniture Incorporated, et al. and BT Commercial Corporation, as agent. (13)
10.58 Amendment No. 8 dated as of September 18, 1998 to the Postpetition Credit Agreement among Levitz Furniture Incorporated, et al. and BT Commercial Corporation, as agent. (13)
10.59 Waiver dated as of December 31, 1998 to the Postpetition Credit Agreement among Levitz Furniture Incorporated, et al. and BT Commercial Corporation, as agent. (14)
10.60 Amendment No. 9 dated as of March 5, 1999 to the Postpetition Credit Agreement among Levitz Furniture Incorporated, et al. and BT Commercial Corporation, as agent.
10.61 Amendment No. 10 dated as of May 14, 1999 to the Postpetition Credit Agreement among Levitz Furniture Incorporated, et al. and BT Commercial Corporation, as agent.

10.62 Contract of Sale by and among Levitz Furniture Corporation and certain other subsidiaries and Klaff Realty, LP, Lubert-Adler Capital Real Estate Fund II, L.P., Lubert-Adler Real Estate Fund II, L.P. and Lubert-Adler Parallel Fund II, L.P., dated as of April 20, 1999. (15)
10.63 First Amendment to Contract of Sale by and among Levitz Furniture Corporation and certain subsidiaries and the various purchasers set forth therein, dated as of June 8, 1999. (15)
10.64 Unitary Lease by and among Levitz Furniture Corporation and certain other subsidiaries and the various purchasers set forth therein, dated as of June 8, 1999. (15)
21.01    Wholly Owned Subsidiaries of Levitz Furniture Incorporated.
27       Financial Data Schedule.

------------------

(1) Incorporated by reference from the Company's and Levitz's Registration Statement Nos. 33-61534 and 33-61534-01 on Form S-1 filed April 23, 1993.
(2) Incorporated by reference from Levitz's Registration Statement No. 33-1325 on Form S-1 declared effective on August 13, 1986.
(3) Incorporated by reference from Levitz's Registration Statement No. 33-12639 on Form S-1 declared effective on May 12, 1987.
(4) Incorporated by reference from Levitz Furniture Incorporated's Form 10-K for the fiscal year ended March 31, 1996.
(5)      Incorporated by reference to Form 8-K filed December 6, 1996.
(6) Incorporated by reference from Levitz Furniture Incorporated's quarterly report on Form 10-Q for the quarter ended December 31, 1996.
(7) Incorporated by reference from Levitz Furniture Incorporated's Annual Report on Form 10-K for the year ended March 31, 1997.
(8) Incorporated by reference from Levitz Furniture Incorporated's quarterly report on Form 10-Q for the quarter ended June 30, 1997.
(9)      Incorporated by reference to Form 8-K filed September 12, 1997.
(10) Incorporated by reference from Levitz Furniture Incorporated's quarterly report on Form 10-Q for the quarter ended September 30, 1997.
(11) Incorporated by reference from Levitz Furniture Incorporated's quarterly report on Form 10-Q for the quarter ended December 31, 1997.
(12) Incorporated by reference from Levitz Furniture Incorporated's Annual Report on Form 10-K for the year ended March 31, 1998.
(13) Incorporated by reference from Levitz Furniture Incorporated's quarterly report on Form 10-Q for the quarter ended September 30, 1998.
(14) Incorporated by reference from Levitz Furniture Incorporated's quarterly report on Form 10-Q for the quarter ended December 31, 1998.
(15)     Incorporated by reference to Form 8-K filed July 2, 1999.

                          LEVITZ FURNITURE INCORPORATED

                                   SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS

                    (Dollars in thousands, except share data)

                                                                    MARCH 31,
                                                           ---------------------------
                                                              1999              1998
                                                           ---------         ---------
ASSETS

  Current assets:
    Income taxes receivable                                $      20         $      --
    Income taxes receiviable from
      subsidiary                                              13,635            13,633
    Deferred taxes                                                --               103
                                                           ---------         ---------
        Total current assets                                  13,655            13,736
                                                           =========         =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

  Income taxes payable                                     $      --         $     231
                                                           ---------         ---------
        Total current liabilities                                 --               231

  Deferred taxes                                                 839               942
                                                           ---------         ---------

  Excess of losses over investment in subsidiary             284,319           189,907
                                                           ---------         ---------

  Liabilities subject to compromise                            8,717             8,717
                                                           ---------         ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

  Common stock, $0.01 par; authorized 63,700,000
    shares; 30,320,628 shares issued and 30,071,621
    outstanding in 1999 and 30,138,896 shares
    outstanding in 1998                                          303               303

  Preferred stock $1 par; authorized 2,500,000
    shares; issued outstanding -0- shares in
    1999 and 1998                                                 --                --

Capital in excess of par                                     213,560           213,560
Retained earnings (deficit)                                 (493,782)         (399,338)
Deferred compensation                                           (298)
Treasury stock, at cost, 249,007 shares in 1999
  and 181,732 shares in 1998                                    (301)             (288)
                                                           ---------         ---------

    TOTAL STOCKHOLDERS' DEFICIT                             (280,220)         (186,061)
                                                           ---------         ---------
                                                           $  13,655         $  13,736
                                                           =========         =========

    The accompanying note is an integral part of these financial statements.

                          LEVITZ FURNITURE INCORPORATED

                                   SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF OPERATIONS

                    (Dollars in thousands, except share data)

                                                                   YEARS ENDED MARCH 31,
                                                   ------------------------------------------------------
                                                       1999                 1998                  1997
                                                   ------------         ------------         ------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE        $         32         $         47         $        131

INTEREST EXPENSE                                             --                  618                1,469
                                                   ------------         ------------         ------------

LOSS BEFORE INCOME TAXES                                    (32)                (665)              (1,600)

INCOME TAX (BENEFIT)                                         --                 (250)                (467)
                                                   ------------         ------------         ------------

LOSS BEFORE EQUITY IN NET INCOME (LOSS)
  OF SUBSIDIARY AND EXTRAORDINARY ITEMS                     (32)                (415)              (1,133)

EQUITY IN NET LOSS OF SUBSIDIARY                        (94,412)             (87,167)             (24,451)
                                                   ------------         ------------         ------------

LOSS BEFORE EXTRAORDINARY ITEMS                         (94,444)             (87,582)             (25,584)

EXTRAORDINARY ITEMS, NET OF TAX BENEFIT
  OF $2,630 IN 1998 AND $1,090 IN 1997                       --               (5,805)              (2,002)
                                                   ------------         ------------         ------------

NET LOSS                                           $    (94,444)        $    (93,387)        $    (27,586)
                                                   ============         ============         ============

LOSS PER COMMON SHARE:

  LOSS BEFORE EXTRAORDINARY ITEMS                  $      (3.15)        $      (2.93)        $      (0.86)
  EXTRAORDINARY ITEMS                                        --                (0.19)               (0.07)
                                                   ------------         ------------         ------------

  NET LOSS PER COMMON SHARE                        $      (3.15)        $      (3.12)        $      (0.93)
                                                   ============         ============         ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                        30,023,119           29,923,578           29,654,913
                                                   ============         ============         ============


    The accompanying note is an integral part of these financial statements.

                          LEVITZ FURNITURE INCORPORATED

                                   SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS

                    (Dollars in thousands, except share data)

                                                                    YEARS ENDED MARCH 31,
                                                          ------------------------------------------
                                                            1999             1998             1997
                                                          --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                ($94,444)        ($93,387)        ($27,586)
  Deferred tax benefit                                          --             (198)            (716)
  Amortization of original issue discount
    on deferred debentures                                      --              331            1,450
  Amortization of deferred financing fees                       --                8               21
  Equity in net loss of subsidiaries                        94,412           87,167           24,451
  Extraordinary loss related to early
    redemption of debt                                          --            5,805            2,002
  Decrease (increase) in income tax receivables                (20)           2,299            4,229
  Decrease (increase) in receivable from
    subsidiary                                                  (2)          (3,348)          (4,400)
  Other                                                         67            1,433              727
                                                          --------         --------         --------
      Net cash provided by operating
        activities                                              13              110              178
                                                          --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Acquisition of treasury stock                                (13)            (110)            (178)
                                                          --------         --------         --------

      Net cash used in financing activities                    (13)            (110)            (178)
                                                          --------         --------         --------

      Net increase in cash and cash equivalents                 --               --               --

CASH AND CASH EQUIVALENTS, beginning of year                    --               --               --
                                                          --------         --------         --------

CASH AND CASH EQUIVALENTS, end of year                    $     --         $     --         $     --
                                                          ========         ========         ========

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES

  Fair value of warrants contributed to subsidiary        $     --         $     --         $    600
                                                          ========         ========         ========


    The accompanying note is an integral part of these financial statements.

                          LEVITZ FURNITURE INCORPORATED

                                   SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          NOTE TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999




1. These statements should be read in conjunction with LFI's Consolidated Financial Statements and Notes thereto as described in the index listed in Item 8.

                                 EXHIBIT INDEX

EXHIBIT                                DESCRIPTION
-------                                -----------

10.60 Amendment No. 9 dated as of March 5, 1999 to the Postpetition Credit Agreement among Levitz Furniture Incorporated, et al. and BT Commercial Corporation, as agent.

10.61 Amendment No. 10 dated as of May 14, 1999 to the Postpetition Credit Agreement among Levitz Furniture Incorporated, et al. and BT Commercial Corporation, as agent.

21.01    Wholly Owned Subsidiaries of Levitz Furniture Incorporated.

27       Financial Data Schedule.