Form 10-Q
period 1999-09-30
LEVITZ FURNITURE INC
filed 1999-11-15
CIK 902279

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended SEPTEMBER 30, 1999

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

On October 31, 1999, there were 30,071,621 shares of the registrant's Common Stock outstanding of which 26,497,959 shares were Voting Common Stock and 3,573,662 shares were Non-Voting Common Stock, with 249,007 shares held by the registrant in its treasury.

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

                               SEPTEMBER 30, 1999

TABLE OF CONTENTS                                                        PAGE
-----------------                                                        ----

PART I - FINANCIAL INFORMATION

       Item 1.      Financial Statements

              Consolidated Condensed Balance Sheets........................3

              Consolidated Condensed Statements of Operations..............4

              Consolidated Condensed Statements of Cash Flows..............5

              Notes to Consolidated Condensed Financial Statements.........6

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

              Comparison of Operations.....................................12

              Liquidity and Capital Resources..............................14

PART II - OTHER INFORMATION

       Item 6.      Exhibits and Reports on Form 8-K.......................18

       Signatures   .......................................................19

       Exhibit Index.......................................................20

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                                  SEPTEMBER 30,      MARCH 31,
                                                                      1999              1999
                                                                   (UNAUDITED)
                                                                   -----------       ----------
                         ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $     3,532       $    3,046
  Receivables                                                           20,684           21,861
  Inventories                                                           86,484           84,232
  Deposits and prepaid expenses                                          4,161            4,432
  Income taxes receivable                                                  -                 20
  Property under agreement of sale                                       3,051           95,571
                                                                   -----------       ----------
    Total current assets                                               117,912          209,162
                                                                   -----------       ----------
PROPERTY AND EQUIPMENT, net                                             33,717           38,867
                                                                   -----------       ----------
PROPERTY UNDER CAPITAL LEASES, net                                      31,971           33,303
                                                                   -----------       ----------
OTHER ASSETS:
  Intangible leasehold interests                                         5,258            5,637
  Property held for disposal                                            13,707           32,469
  Deferred income taxes                                                    -              4,440
  Other                                                                 14,444            9,764
                                                                   -----------       ----------
                                                                        33,409           52,310
                                                                   -----------       ----------
                                                                   $   217,009       $  333,642
                                                                   ===========       ==========
         LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Cash overdrafts                                                  $     6,947       $    8,823
  Current portion of long-term debt                                        -              6,962
  Current portion of obligations under capital leases                      671            9,846
  Accounts payable, trade                                               30,939           23,060
  Accrued expenses and other liabilities                                65,668           73,979
  Income taxes payable                                                     393              -
  Deferred income taxes                                                  2,225           11,590
  DIP Facility                                                          65,871          144,618
                                                                   -----------       ----------
    Total current liabilities                                          172,714          278,878
                                                                   -----------       ----------
OBLIGATIONS UNDER CAPITAL LEASES, net of current portion                29,919           29,368
                                                                   -----------       ----------
OTHER NONCURRENT LIABILITIES                                             9,215            4,290
                                                                   -----------       ----------
DEFERRED INCOME TAXES                                                    4,447              -
                                                                   -----------       ----------
LIABILITIES SUBJECT TO COMPROMISE                                      301,507          301,326
                                                                   -----------       ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Common stock, at par value                                               303              303
  Capital in excess of par                                             213,560          213,560
  Retained earnings (deficit)                                         (514,355)        (493,782)
  Treasury stock, 249,007 shares at cost                                  (301)            (301)
                                                                   -----------       ----------
    Total stockholders' deficit                                       (300,793)        (280,220)
                                                                   -----------       ----------
                                                                   $   217,009       $  333,642
                                                                   ===========       ==========

         The accompanying notes are an integral part of these condensed financial statements.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (Dollars in thousands except share data)
                                   (Unaudited)

                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                            SEPTEMBER 30,               SEPTEMBER 30,
                                       ------------------------    ------------------------
                                          1999          1998          1999          1998
                                       ----------    ----------    ----------    ----------
Net sales                              $  126,331    $  169,285    $  246,319    $  340,561
                                       ----------    ----------    ----------    ----------
Costs and expenses:
  Cost of sales                            72,058        95,982       140,159       193,164
  Selling, general and administrative
    expenses                               55,967        73,642       105,702       150,270
  Depreciation and amortization             2,082         4,725         5,003         9,917
  Interest expense, net                     3,153         7,288        10,376        14,789
                                       ----------    ----------    ----------    ----------

                                          133,260       181,637       261,240       368,140
                                       ----------    ----------    ----------    ----------

Loss before reorganization items and
  income taxes                             (6,929)      (12,352)      (14,921)      (27,579)
                                       ----------    ----------    ----------    ----------

Reorganization items:
  Loss on store closings                    3,050           -           3,050        21,135
  Professional fees                         1,538         1,695         2,602         3,307
                                       ----------    ----------    ----------    ----------
    Total                                   4,588         1,695         5,652        24,442
                                       ----------    ----------    ----------    ----------

Loss before income taxes                  (11,517)      (14,047)      (20,573)      (52,021)

Income taxes                                  -             -             -             -
                                       ----------    ----------    ----------    ----------

Net loss                               $  (11,517)   $  (14,047)   $  (20,573)   $  (52,021)
                                       ==========    ==========    ==========    ==========

Net loss per common share              $    (0.38)   $    (0.47)   $    (0.68)   $    (1.73)
                                       ==========    ==========    ==========    ==========

Weighted average number of common
  shares outstanding                   30,071,621    29,988,896    30,071,621    29,988,896
                                       ==========    ==========    ==========    ==========

         The accompanying notes are an integral part of these condensed financial statements.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                SIX MONTHS ENDED SEPTEMBER 30,
                                                                ------------------------------
                                                                   1999              1998
                                                                 --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $(20,573)         $(52,021)
                                                                 --------          --------

Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation                                                      2,982             5,966
  Amortization                                                      2,021             3,951
  Gain on disposal of property and equipment                          (30)               (7)
  Amortization of deferred financing fees                             -               1,105
  Amortization of deferred compensation                               -                 255
  Pension expense                                                     (29)              202
  Other                                                               -                 213
  Reorganization items, non-cash                                      465            16,133

  Changes in operating assets and liabilities:
    Decrease (increase) in:
      Receivables                                                   1,177            (2,929)
      Inventories                                                  (2,252)           20,655
      Deposits and prepaid expenses                                   271            (1,996)
      Other, net                                                   (4,719)               (9)
    Increase (decrease) in:
      Accounts payable, trade                                       7,939             1,366
      Accrued expenses and other liabilities                       (9,493)            3,715
      Income taxes payable                                            (65)              (50)
      Other noncurrent liabilities                                   (208)               64
                                                                 --------          --------

        Total adjustments                                          (1,941)           48,634
                                                                 --------          --------

  NET CASH USED IN OPERATING ACTIVITIES                           (22,514)           (3,387)
                                                                 --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                             (2,639)           (2,994)
  Proceeds from sale of property and equipment and
    other assets                                                  113,636             8,722
                                                                 --------          --------

   NET CASH PROVIDED BY INVESTING ACTIVITIES                      110,997             5,728
                                                                 --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under DIP Facility                                   290,405           441,498
  Repayments under DIP Facility                                  (369,152)         (438,757)
  Principal payments on long-term debt                             (6,962)              (52)
  Principal payments under capital lease obligations                 (412)           (1,302)
  Decrease in cash overdrafts                                      (1,876)           (6,076)
                                                                 --------          --------

  NET CASH USED IN FINANCING ACTIVITIES                           (87,997)           (4,689)
                                                                 --------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  486            (2,348)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      3,046             5,339
                                                                 --------          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  3,532          $  2,991
                                                                 ========          ========

         The accompanying notes are an integral part of these condensed financial statements.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               September 30, 1999

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

         The exclusivity period to file a plan of reorganization will expire on November 30, 1999. On November 2, 1999, the Debtors filed a motion with the Court to extend the exclusivity period to file a plan of reorganization to January 31, 2000. This extension would accommodate potential alternative options to the Plan previously submitted July 7, 1999. This motion is scheduled for hearing by the Court on November 16, 1999. There can be no assurances given that the Court will approve the motion to extend the exclusivity period. After the expiration of the exclusivity period, creditors will have the right to propose alternative plans of reorganization.

         The consolidated financial statements have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code"(SOP 90-7) and have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the ordinary course of business. As a result of the Chapter 11 cases and circumstances relating to this event, including LFI's debt structure, its recurring losses, and current economic conditions, such realization of assets and liquidation of liabilities are subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Additionally, the amounts reported on the consolidated balance sheet could materially change because of changes in business strategies and the effects of an approved plan of reorganization.

         The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the DIP Facility and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

         In the Chapter 11 cases, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 cases have been segregated and classified as liabilities subject to compromise under reorganization proceedings in the consolidated balance sheets. Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. Unaudited schedules have been filed by the Debtors with the Court setting forth the assets and liabilities of the Debtors as of the Petition Date as reflected in the Debtor's accounting records. LFI notified all known claimants subject to the August 10, 1998 bar date of their need to file a proof of claim with the Court. A bar date is the date by which claims against LFI must be filed if the claimants wish to receive any distribution in the Chapter 11 cases. Differences between amounts shown by the Debtors and claims filed by creditors are being investigated and will be either amicably resolved or adjudicated before the Court. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and accordingly are not presently determinable.

         Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other pre-petition executory contracts, subject to Court approval. Claims for damages resulting from the rejection of real estate leases and other executory contracts will be subject to separate bar dates. The Debtors have not reviewed all real estate leases for assumption or rejection. Since the Petition Date, the Debtors had rejected leases for twenty-five store locations. The Court has extended the time for which the Debtors may assume or reject unexpired leases of nonresidential real property to December 28, 1999. The liabilities subject to compromise include a reserve for an estimated amount that may be claimed by lessors for leases that have been rejected and for any executory contracts that are expected to be rejected through September 30, 1999. The Debtors will continue to analyze their real estate leases and executory contracts and may assume or reject additional leases and contracts. Such rejections could result in additional liabilities subject to compromise.

         Levitz Furniture Incorporated, a Delaware corporation, was incorporated in December 1984 for the purpose of acquiring Levitz Furniture Corporation (which together with its subsidiaries are collectively referred to as "Levitz").

         In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position as of September 30, 1999; the results of operations and cash flows for the periods then ended. The results of operations for the period ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

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

2.       DEBT:

         LFI and substantially all of its subsidiaries, as debtors-in-possession, are parties to a Postpetition Credit Agreement, as amended, dated as of September 5, 1997 (the "DIP Facility") with BT Commercial Corporation (BTCC) as agent. The DIP Facility has been approved by the Court and includes a total commitment comprised of revolving notes of $95.0 million and an overadvance term note of $10.0 million. Letter of Credit obligations under the revolver portion of the DIP Facility are limited to $25.0 million. The DIP Facility is intended to provide LFI with the cash and liquidity to conduct its operations and pay for merchandise shipments at normal levels during the course of the Chapter 11 proceedings.

         Loans made under the DIP Facility revolving notes bear interest, at Levitz's option, at a rate equal to either Bankers Trust Company's prime rate plus 1.5% or BTCC's LIBOR rate plus 3.75%. The overadvanced term notes bear interest at 16.0%. Levitz is required to pay an unused line fee of 0.5%, and a letter of credit fee of 2.0%.

         The maximum borrowings, excluding the term commitments, under the DIP Facility are limited to 85% of eligible accounts receivable, 75% of eligible inventory (as defined in the DIP Facility) and a fixed asset sublimit which is permanently reduced as the proceeds from the sale of fixed assets and leasehold interests are received. Qualification of accounts receivable and inventory items as "eligible" is subject to unilateral change at the discretion of the lenders. Excess availability under the DIP Facility at October 31, 1999 was $16.8 million.

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

         On September 16, 1999, the DIP Facility was amended to include, among other things, an extension of the DIP Facility expiration date until June 30, 2000, a reduction in the EBITDA requirements for September and December 1999 and an extension of the fixed asset sublimit expiration date to December 31, 1999.

         Since March 31, 1999 Levitz has sold twenty-one owned properties and leasehold interests in twenty-three properties. Since the Petition Date, leases have been rejected on twenty-five properties. As of October 31, 1999, there are ten properties held for disposal. Six of the ten properties held for disposal are under agreement of sale, letters of intent or other types of offers estimated to be $6.6 million of gross proceeds. No assurances can be given that a sufficient number of these transactions will close prior to the expiration of the fixed asset sublimit on December 31, 1999. Based on facts and circumstances at that time, Levitz may request an extension of the fixed asset sublimit expiration date. No assurances can be given that an extension of the expiration date would be granted or that additional financing could be obtained.

         The lenders under the DIP Facility have a super-priority administrative expense claim against the estate of the Debtors. The DIP Facility expires on June 30, 2000. Although LFI and Levitz are currently in compliance with the DIP Facility covenants as amended, due to the outcome of the Private-Label Credit Card Program dispute as described in Note 4 to the consolidated condensed financial statements and other factors, the Company may have to seek an additional amendment or waiver under the DIP Facility to remain in compliance in future periods. There can be no assurances given that such an amendment or waiver would be granted.

3.       LIABILITIES SUBJECT TO COMPROMISE:

         The principal categories of obligations classified as liabilities subject to compromise under reorganization proceedings are identified below. The amounts below in total may vary significantly from the stated amount of proofs of claim that have been filed with the Court and may be subject to future adjustment depending on Court action, further developments with respect to potential disputed claims, determination as to the value of any collateral securing claims, or other events. Additional claims may arise from the rejection of additional real estate leases and executory contracts by the Debtors.

                                                            SEPTEMBER 30,
                                                                1999
                                                            -------------
                                                             (DOLLARS IN
         LIABILITIES SUBJECT TO COMPROMISE                   THOUSANDS)

         Accounts payable, trade                           $    38,580
         Accrued expenses                                       15,274
         13.375% Senior Notes due 10/15/98                      96,031   (1)
         9.625% Senior Subordinated Notes due 7/15/03          101,337   (1)
         Senior Deferred Coupon Debentures due 6/15/02           8,716   (1)
         Reserve for lease rejection claims                     19,787
         Executive retirement and employment agreements         17,278
         General liability claims                                  736
         Reserve for previous store closings                     1,353
         Common area maintenance                                   234
         Real estate taxes                                       1,635
         Personal property taxes                                   546
                                                           -----------
                                                           $   301,507
                                                           ===========
         ------------
         (1)     Includes accrued interest at September 4, 1997.

         As a result of the Chapter 11 filing, no principal or interest payments will be made on most pre-petition debt without Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Court and becomes effective. Interest on pre-petition unsecured obligations has not been accrued after the Petition Date except that interest expense and principal payments will continue to be recorded on capital lease obligations unless the Debtors reject the leases. If a capital lease is rejected the obligation will be limited to the lease rejection claim. Contractual interest expense of $11.6 million was not recorded on certain pre-petition debt for the periods ended September 30, 1999 and 1998.

4.       PRIVATE-LABEL CREDIT CARD PROGRAM:

         On September 4, 1998 Levitz and its operating subsidiaries entered into an agreement ("Merchant Agreement") with Household Bank (SB), N.A. ("Household") whereby Household would provide financing to individual consumers purchasing merchandise from Levitz ("Private-Label Credit Card Program"). The Court approved the Merchant Agreement and granted a first priority and security interest and lien to Household on certain reserves ("Merchant Risk Reserve") retained or accumulated by Household, totaling $10.9 million at September 30, 1999, and gave administrative expense status to substantially all obligations of Levitz arising under the Merchant Agreement. Both the reserves and obligations are limited to a certain maximum amount under the Merchant Agreement. Levitz funds the Merchant Risk Reserve through a reduction of 3.5% on all customer accounts financed.

         At September 30, 1999, Household's portfolio balance was $478.3 million. Levitz recorded income of $18.6 million and $3.0 million for the six month periods ended September 30, 1999 and 1998, respectively. The income recorded for the six month period ended September 30, 1999 was derived from the Merchant Agreement with Household. The income recorded for the same period of the prior year was primarily derived from the former agreement with General Electric Capital Corporation.

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

         Levitz is obligated for all credit losses under the portfolio, including the GECC portfolio transferred to Household, up to a maximum of 15% of average outstanding receivables and for 50% of all credit losses above 15%. In October 1999 Household gave notice of its intent to require Levitz to significantly increase the amount of its monthly payment to Household for Levitz's obligations under the Merchant Agreement for credit losses. Levitz has disputed the propriety of such charges and is awaiting both a response from Household and the results of a review of the first year performance under the Merchant Agreement as reported by Household. The outcome of the review and the response from Household could have a material adverse effect on Levitz's financial position and reported results of operations in future periods. In such case, Levitz may be required to seek additional financing to meet its obligations under the Merchant Agreement. While Levitz believes alternatives exist to obtain such financing, there can be no assurances given that such financing would be obtained.

5.       REORGANIZATION ITEMS:

         Store Closings

         In September 1999 Levitz provided an additional $3.1 million store closing reserve based on revised estimates of when closed stores would be sold. Cash charges included $1.5 million for the revised estimate of expenses on idle space for continuing stores, $0.2 million for rental of equipment for closed stores and $0.9 million for additional continuing expenses for closed stores. Non-cash charges included an additional write-down of property held for disposal in the amount of $0.5 million.

         Professional fees

         Professional fees include accounting, legal and consulting services provided to LFI and the Creditors' Committee which, subject to Court approval, are required to be paid by LFI while it is in Chapter 11.

6.       PROPERTY UNDER AGREEMENT OF SALE:

         On July 7, 1999, Levitz sold five owned properties and leasehold interests/rights in five properties, concerning previously closed store locations. The gross proceeds from the transaction were $19.8 million (the "Bulk Sale Transaction"). Net proceeds of approximately $19.4 million, excluding closing costs, were used to pay-off existing mortgages and accrued interest of $0.6 million, cure costs relating to pre-petition liabilities of $0.3 million, proration of real estate taxes and other costs of $0.4 million and to pay down the revolver portion of the DIP Facility of approximately $18.1 million. The Bulk Sale Transaction relieved Levitz of all lease obligations for the leased properties.

7.       LOSS PER SHARE:

         Common stock equivalents consist of stock options, restricted stock and warrants. As of September 30, 1999 and 1998, there were common stock equivalents outstanding for 6,136,865 and 7,184,237 shares, respectively. All common stock equivalents have an antidilutive impact on LFI's loss from continuing operations for the periods presented and, therefore, are not included in LFI's computation of diluted loss per share.

8.       CONSOLIDATED STATEMENTS OF CASH FLOWS:

         Supplemental disclosures of cash flow information (dollars in thousands):


                                                 SIX MONTHS ENDED
                                                   SEPTEMBER 30,
                                             ------------------------
                                              1999             1998
                                             -------          -------
         Interest paid                       $12,005          $13,407
                                             =======          =======
         Income tax paid (refunded), net     $    64          $    47
                                             =======          =======

9.       RECLASSIFICATIONS:

         Effective March 31, 1999, LFI elected to reclassify certain revenues in its consolidated condensed statements of operations. As a result, net sales and selling, general and administrative ("SG&A") expenses have been restated for the six month periods ended September 30, 1999 and 1998. LFI now reflects delivery income and miscellaneous revenue in SG&A expenses. Previously, these revenues were included in net sales. The effect of this reclassification was to reduce net sales and SG&A expenses by $8.0 million and $10.4 million for the six month periods ended September 30, 1999 and 1998, respectively.

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

COMPARISON OF OPERATIONS

The following table sets forth LFI's results of operations expressed as a percentage of net sales for the periods indicated:

                                                                                 PERCENTAGE OF NET SALES
                                                             ----------------------------------------------------------------
                                                               THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                  SEPTEMBER 30,                           SEPTEMBER 30,
                                                             ------------------------                ------------------------
                                                             1999               1998                 1999               1998
                                                             -----              -----                -----              -----
Net sales                                                    100.0 %            100.0 %              100.0 %            100.0 %
Cost of sales                                                 57.0               56.7                 56.9               56.7
                                                             -----              -----                -----              -----
Gross profit                                                  43.0               43.3                 43.1               43.3
Selling, general and administrative expenses                  44.3               43.5                 42.9               44.2
Depreciation and amortization                                  1.6                2.8                  2.0                2.9
Interest expense                                               2.5                4.3                  4.2                4.3
                                                             -----              -----                -----              -----
Loss before reorganization items and income taxes             (5.4)              (7.3)                (6.0)              (8.1)
Reorganization items                                          (3.6)              (1.0)                (2.3)              (7.2)
                                                             -----              -----                -----              -----
Net loss                                                      (9.0)%             (8.3)%               (8.3)%            (15.3)%
                                                             =====              =====                =====              =====
Comparable store sales increase/(decrease)                    (2.9)%              8.7 %               (1.3)%              2.8 %
                                                             =====              =====                =====              =====

THREE MONTHS ENDED SEPTEMBER 30, 1999
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Net sales of $126.3 million for the three month period ended September 30, 1999 decreased $43.0 million or 25.4% from net sales of $169.3 million in the same period for the prior year. Approximately $40.3 million of the net sales decrease was due to the closing of forty-two stores during the last six months of Fiscal 1999. Sales on a comparable store basis decreased 2.9%. The comparable store sales decline was offset by the increase in net sales from the addition of one new store in Valencia, California in May 1999. Comparable store sales for July and August 1999 decreased 3.9% and 6.1%, respectively from the same months of the prior year. September 1999 comparable store sales increased 1.3% from the comparable period of the prior year.

Gross profit as a percentage of net sales decreased to 43.0% for the three month period ended September 30, 1999 compared to 43.3% in the same period of the prior year. The gross margin decrease was due to increases in clearance promotions and special bedding promotions.

Selling, general and administrative (SG&A) expenses of $56.0 million for the period ended September 30, 1999 decreased $17.6 million or 23.9% from SG&A expenses of $73.6 million in the same period for the prior year. The reduction in SG&A expenses included $16.7 million due to the closing of forty-two stores during the last six months of Fiscal 1999 and $1.4 million in comparable store expense reductions. These reductions were offset by an increase in SG&A Expenses of $0.5 million with the opening of one new store in May 1999. The reduction in SG&A Expenses for comparable stores was due to the increase in service fee income under the Company's Private-Label Credit Card Program of $6.9 million. The increase in service fee income was offset by increases in advertising expense of $1.9 million; an increase in salaries and benefits of $0.6 million and delivery and other expenses of $0.9 million primarily due to inefficiencies in the implementation of the warehouse rationalization program; and an increase in occupancy costs of $2.1 million due to the sale and leaseback of owned properties and the sale of leasehold interests which increased rent on leased properties.

Depreciation and amortization for the three month period ended September 30, 1999 decreased to $2.1 million from $4.7 million or 55.3% from the same period of the prior year. The decrease was primarily due to the closing of forty-two stores and the disposal of owned and leased properties.

Interest expense for the three month period ended September 30, 1999 decreased to $3.2 million from $7.3 million for the same period of the prior year. The decrease was primarily due to reduced borrowings under the DIP Facility as a result of sales of real estate properties and leasehold interests, the net proceeds from which were used to pay down the DIP Facility as required. Interest on pre-petition unsecured obligations has not been accrued after the Petition Date except that interest expense continues to be recorded on capital lease obligations. Contractual interest expense of $5.8 million was not recorded on certain pre-petition unsecured debt for the three month periods ended September 30, 1999 and 1998.

Reorganization items for the three month period ended September 30, 1999 included a charge of $3.1 million for revised estimates of continuing expenses on closed stores and idle space in continuing stores as well as an additional write-down on property held for disposal. Professional fees and other expenses related to bankruptcy services rendered during the three month periods ended September 30, 1999 and 1998 were $1.5 million and $1.7 million, respectively.

LFI has not recorded any tax benefits for the losses incurred during the periods ended September 30, 1999 and 1998. LFI does not anticipate recording any tax provision for the remainder of Fiscal 2000, subject to changes in operating performance.

As a result of the aforementioned factors, net loss for the period ended September 30, 1999 amounted to $11.5 million or 9.0% of net sales as compared to net loss of $14.0 million or 8.3% of net sales for the same period of the prior year.

SIX MONTHS ENDED SEPTEMBER 30, 1999
COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1998

Net sales of $246.3 million for the six month period ended September 30, 1999 decreased $94.3 million or 27.7% over net sales of $340.6 million in the same period for the prior year. Approximately $91.5 million of the net sales decrease was due to the closing of forty-two stores during the last six months of Fiscal 1999. Sales on a comparable store basis decreased 1.3%, the comparable store sale decline was offset by the increase in net sales from the addition of one new store in Valencia, California in May 1999.

Gross profit as a percentage of net sales decreased to 43.1% for the six month period ended September 30, 1999 compared to 43.3% in the same period of the prior year. The gross margin decrease was due to increases in clearance promotions and special bedding promotions.

Selling, general and administrative ("SG&A") expenses decreased $44.6 million for the six month period ended September 30, 1999 as compared to the same period for the prior year. The reduction in SG&A expenses included $38.0 million due to the closing of forty-two stores during the last six months of Fiscal 1999, $1.9 million in the reduction of corporate expenses and $5.6 million reduction in SG&A expenses for comparable stores. SG&A expenses increased $0.9 million for the addition of one new store. SG&A expenses decreased in comparable stores primarily due to the increase in service fee income of $15.9 million from the Private-Label Credit Card Program. This was offset by an increase in advertising expense of $4.1 million, salaries and benefits of $1.2 million, occupancy of $2.8 million and other costs of $2.2 million. Advertising expense increased due to the increase in media promotions of $2.9 million and the increase in "interest free" promotions offered under the Company's Private-Label Credit Card Program of $1.2 million. Salaries and benefits and other expenses increased due to the inefficiencies in the implementation of the warehouse rationalization program and a realignment of store positions. Occupancy costs increased due to the sale leaseback of owned properties and the sale of leasehold interests which increased rent on leased properties.

Interest expense for the six month period ended September 30, 1999 decreased to $10.4 million from $14.8 million for the same period of the prior year. The decrease was primarily due to reduced borrowings under the DIP Facility as a result of sales of real estate properties and leasehold interests, the net proceeds from which were used to pay down the DIP Facility as required. Interest on pre-petition unsecured obligations has not been accrued after the Petition Date except that interest expense continues to be recorded on capital lease obligations. Contractual interest expense of $11.6 million was not recorded on certain pre-petition unsecured debt for the six month periods ended September 30, 1999 and 1998.

Reorganization items for the six month period ended September 30, 1999 included a charge of $3.1 million for revised estimates of continuing expenses on closed stores and idle space in continuing stores as well as an additional write-down on property held for disposal. Reorganization items for the six month period ended September 30, 1998 included a charge of $21.1 million for the closing of fifteen stores in under-performing markets and the elimination of certain support functions and the closing of warehouses in certain locations. Also included as reorganizational items are professional fees of $2.6 million and $3.3 million for accounting, legal and consulting services provided to LFI and the Creditors' Committee while LFI is in Chapter 11 for the six month periods ended September 30, 1999 and 1998, respectively.

LFI has not recorded any tax benefits for the loss incurred during the six month periods ended September 30, 1999 and 1998. LFI does not anticipate recording any tax provision for the remainder of Fiscal 2000, subject to changes in operating performance.

Net loss for the six month period ended September 30, 1999 was $20.6 million or 8.3% of net sales as compared to a net loss of $52.0 million or 15.3% of net sales for the same period of the prior year.

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

Levitz's primary sources of liquidity are cash flow from operations (including the proceeds from customer credit obligations under the Private-Label Credit Card Program by Household), trade credit and borrowings under the DIP Facility. During the six month period ended September 30, 1999, Levitz used approximately $15.2 million of net cash flow in operations before changes in operating assets and liabilities. Changes in operating assets and liabilities further reduced net cash flow from operations by $7.4 million. Increases in inventory of $2.3 million, other assets (largely the Household Merchant Risk Reserve under the Private-Label Credit Card Program) of $4.7 million and the reduction of accrued expenses and other liabilities of $9.5 million had an unfavorable impact on cash flow. Cash flow was favorably impacted by an increase in trade payables of $7.9 million due to negotiations of better payment terms with trade vendors and a decrease in customer receivables of $1.2 million. The decrease in accrued expenses was primarily due to the reduction in accrued interest of $1.9 million on the DIP Facility due to reduced borrowings, reduction in accrued real estate taxes and other taxes of $3.3 million due to the closing of stores and required pre-payment of real estate taxes under the sale- leaseback agreement, reduction of closed store reserves of $2.8 million and the reduction of other accrued operating costs of $1.5 million due to store closings.

Cash provided by investing activities for the six month period ended September 30, 1999 includes $39.7 million of proceeds from leasehold interests or asset sales of closed facilities and $73.9 million in proceeds from sale-leaseback transactions on continuing stores. The net proceeds from which were applied as repayments to the DIP Facility as required by the agreement.

Levitz's total capital expenditures were approximately $2.6 million during the six month period ended September 30, 1999. Levitz spent $0.3 million on renovations and equipment for one new store in Valencia, CA and $2.3 million for existing store improvements and equipment. Management plans to spend approximately $6.0 million for capital expenditures in the current fiscal year of which approximately $2.9 million is for maintenance of existing facilities.

Net cash used in financing activities amounted to $88.0 million during the six month period ended September 30, 1999. Repayments under the DIP Facility were $78.7 million. Principal payments under long-term obligations, to include the payoff of mortgages on the sale of owned property, were $7.4 million and outstanding checks and cash overdrafts decreased $1.9 million.

Debt

LFI and substantially all of its subsidiaries, as debtors-in-possession, are parties to a Postpetition Credit Agreement, as amended, dated as of September 5, 1997 (the "DIP Facility") with BT Commercial Corporation (BTCC) as agent. The DIP Facility has been approved by the Court and includes a total commitment comprised of revolving notes of $95.0 million and an overadvance term note of $10.0 million. Letter of Credit obligations under the revolver portion of the DIP Facility are limited to $25.0 million. The DIP Facility is intended to provide LFI with the cash and liquidity to conduct its operations and pay for merchandise shipments at normal levels during the course of the Chapter 11 proceedings.

Loans made under the DIP Facility revolving notes bear interest, at Levitz's option, at a rate equal to either Bankers Trust Company's prime rate plus 1.5% or BTCC's LIBOR rate plus 3.75%. The overadvanced term notes bear interest at 16.0%. Levitz is required to pay an unused line fee of 0.5%, and a letter of credit fee of 2.0%.

The maximum borrowings, excluding the term commitments, under the DIP Facility are limited to 85% of eligible accounts receivable, 75% of eligible inventory (as defined in the DIP Facility) and a fixed asset sublimit which is permanently reduced as the proceeds from the sale of fixed assets and leasehold interests are received. Qualification of accounts receivable and inventory items as "eligible" is subject to unilateral change at the discretion of the lenders. Excess availability under the DIP Facility at October 31, 1999 was $16.8 million.

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

On September 16, 1999, the DIP Facility was amended to include, among other things, an extension of the DIP Facility expiration date until June 30, 2000, a reduction in the EBITDA requirements for September and December 1999 and an extension of the fixed asset sublimit expiration date to December 31, 1999.

Since March 31, 1999 Levitz has sold twenty-one owned properties and leasehold interests in twenty-three properties. Since the Petition Date, leases have been rejected on twenty-five properties. As of October 31, 1999, there are ten properties held for disposal. Six of the ten properties held for disposal are under agreement of sale, letters of intent or other types of offers estimated to be $6.6 million of gross proceeds. No assurances can be given that a sufficient number of these transactions will close prior to the expiration of the fixed asset sublimit on December 31, 1999. Based on facts and circumstances at that time, Levitz may request an extension of the fixed asset sublimit expiration date. No assurances can be given that an extension of the expiration date would be granted or that additional financing could be obtained.

The lenders under the DIP Facility have a super-priority administrative expense claim against the estate of the Debtors. The DIP Facility expires on June 30, 2000. Although LFI and Levitz are currently in compliance with the DIP Facility covenants as amended, due to the outcome of the Private-Label Credit Card Program dispute as described in Note 4 to the consolidated condensed financial statements and other factors, the Company may have to seek an additional amendment or waiver under the DIP Facility to remain in compliance in future periods. There can be no assurances given that such an amendment or waiver would be granted.

Private-Label Credit Card Program

On September 4, 1998 Levitz and its operating subsidiaries entered into an agreement ("Merchant Agreement") with Household Bank (SB), N.A. ("Household") whereby Household would provide financing to individual consumers purchasing merchandise from Levitz ("Private-Label Credit Card Program"). The Court approved the Merchant Agreement and granted a first priority and security interest and lien to Household on certain reserves, ("Merchant Risk Reserve") retained or accumulated by Household, totaling $10.9 million at September 30, 1999, and gave administrative expense status to substantially all obligations of Levitz arising under the Merchant Agreement. Both the reserves and obligations are limited to a certain maximum amount under the Merchant Agreement. Levitz funds the Merchant Risk Reserve through a reduction of 3.5% on all customer accounts financed.

At September 30, 1999, Household's portfolio balance was $478.3 million. Levitz recorded income of $18.6 million and $3.0 million for the six month periods ended September 30, 1999 and 1998, respectively. The income recorded for the six month period ended September 30, 1999 was derived from the Merchant Agreement with Household. The income recorded for the same period of the prior year was primarily derived from the former agreement with General Electric Capital Corporation.

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

Levitz is obligated for all credit losses under the portfolio, including the GECC portfolio transferred to Household, up to a maximum of 15% of average outstanding receivables and for 50% of all credit losses above 15%. In October 1999 Household gave notice of its intent to require Levitz to significantly increase the amount of its monthly payment to Household for Levitz's obligations under the Merchant Agreement for credit losses. Levitz has disputed the propriety of such charges and is awaiting both a response from Household and the results of a review of the first year performance under the Merchant Agreement as reported by Household. The outcome of the review and the response from Household could have a material adverse effect on Levitz's financial position and reported results of operations in future periods. In such case, Levitz may be required to seek additional financing to meet its obligations under the Merchant Agreement. While Levitz believes alternatives exist to obtain such financing, there can be no assurances given that such financing would be obtained.

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

The exclusivity period to file a plan of reorganization will expire on November 30, 1999. On November 2, 1999, the Debtors filed a motion with the Court to extend the exclusivity period to file a plan of reorganization to January 31, 2000. This extension would accommodate potential alternative options to the Plan previously submitted July 7, 1999. This motion is scheduled for hearing by the Court on November 16, 1999. There can be no assurances given that the Court will approve the motion to extend the exclusivity period. After the expiration of the exclusivity period, creditors will have the right to propose alternative plans of reorganization.

Year 2000

Management believes that the Company's Year 2000 project has essentially been completed. All remediation has taken place and the Company will continue to do compliance testing through December 1999 as well as perform a continuing review of systems and hardware performance into the year 2000. The estimated cost, excluding in-house salaries, wages and benefits, for the continued testing and review is expected to be approximately $0.2 million for testing and continued review of software, warehouse and other operational systems.

Management's current beliefs and estimates are derived from numerous assumptions including, but not limited to, the continued availability of certain resources and the readiness of third-parties through their own remediation plans. Although the Company is communicating with vendors and others with which it does business to coordinate Year 2000 conversions, there can be no assurance, however, that the systems of these other companies will be converted in a timely manner, or that any such failure to convert by another company would not have an adverse effect on the Company's systems and operations.

PART II OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 10.66: Amendment No. 12 dated as of August 4, 1998 to the Postpetition Credit Agreement among Levitz Furniture Incorporated, et al. and BT Commercial Corporation, as agent.

             Exhibit 10.67: Amendment No. 13 dated as of September 16, 1999 to the Postpetition Credit Agreement among Levitz Furniture Incorporated, et al. and BT Commercial Corporation, as agent.

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

                                     LEVITZ FURNITURE INCORPORATED
                                              (Registrant)

Date:  November 15, 1999             /s/ MICHAEL MCCREERY
                                     -------------------------------------------
                                         Michael McCreery
                                         Senior Vice President and
                                         Chief Financial Officer

                                  EXHIBIT INDEX

                              Exhibits to Form 10-Q

   NUMBER
EXHIBIT TABLE                        EXHIBIT
-------------                        -------

    10.66 Amendment No. 12 dated as of August 4, 1998 to the Postpetition Credit Agreement among Levitz Furniture Incorporated, et al. and BT Commercial Corporation, as agent.

    10.67 Amendment No. 13 dated as of September 16, 1999 to the Postpetition Credit Agreement among Levitz Furniture Incorporated, et al. and BT Commercial Corporation, as agent.

    27             Financial Data Schedule.