Form 10-K405
period 2000-03-31
LEVITZ FURNITURE INC
filed 2000-07-14
CIK 902279

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

On June 12, 2000, there were 30,071,621 shares of the registrant's Common Stock outstanding of which 26,497,959 shares were Voting Common Stock and 3,573,662 shares were Non-Voting Common Stock, with 249,007 shares held by the registrant in its treasury. As of that date the aggregate value of the registrant's voting stock held by non-affiliates, as calculated at $0.16 per share, was $3,708.429.

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

On May 25, 2000, the Debtors filed a "Disclosure Statement" and a "Second Amended Joint Plan of Reorganization" ("Plan of Reorganization" or "Plan"), pursuant to Section 1125 of the Bankruptcy Code with the Court. The Disclosure Statement sets forth certain information regarding, among other things, significant events that have occurred during the Debtors' Chapter 11 cases and the anticipated organization, operation and financings of "Reorganized Levitz". The Disclosure Statement describes the Plan of Reorganization, certain effects of Plan confirmation, certain risk factors associated with securities to be issued under the Plan, and the manner in which distribution will be made under the Plan. In addition, the Disclosure Statement discusses the confirmation process and the voting procedures that holders of claims in impaired classes must follow for their votes to be counted. The Plan of Reorganization sets forth certain information, among other things, the classification and treatment of claims and interests, means for implementation of the Plan, acceptance or rejection of the Plan and effect of rejection by one or more classes of claims or interests, provisions for governing distributions, the treatment of executory contracts and leases, conditions precedent to confirmation of the Plan and the occurrence of the effective date of the Plan. The foundation of the Plan is (i) a management agreement between Seaman Furniture Company, Inc. ("Seaman") and LFI (the "Management Agreement") and (ii) a shared services agreement between Seaman and LFI (the "Shared Services Agreement").

Under the Management Agreement, Seaman would perform the general day to day management of Levitz's stores located on the East Coast. Levitz would perform the day to day management of its stores on the West Coast. Under the Shared

Services Agreement, Seaman would provide certain services to Levitz, including:
(i) accounting, (ii) finance, (iii) advertising support, (iv) MIS and telecommunications, (v) human resources, (vi) insurance, (vii) inventory control and merchandise loss protection, (vii) real estate, (ix) legal and (x) logistic support of the merchandise program. The agreements would provide the Debtors with, among other things, cost savings, streamlined operations, and economies of scale with respect to purchasing inventory.

The Plan of Reorganization as filed provides, among other things, that as of the Plan effective date:

(1) All holders of an allowed administrative and priority tax claim are unimpaired and unclassified, are not entitled to vote on the Plan and will receive cash or such other treatment as to which LFI and such creditor shall have agreed in writing.
(2) All holders of an allowed other priority claim (Class 1), setoff claim (Class 2) and miscellaneous secured claim (Class 3) are unimpaired, are deemed to have accepted the Plan and, therefore not entitled to vote on the Plan and will receive cash or setoff or reinstatement or such other treatment as to which LFI and such creditor shall have agreed in writing.
(3) All holders of a small unsecured claim (less than $20,000, Class 4) are impaired and are entitled to vote on the Plan and shall receive in cash 30% of the allowed amount of the claim.
(4) All holders of an allowed general unsecured claim (Class 5) are impaired, are entitled to vote on the Plan and shall receive their pro rata share of the new common stock distribution of "Levitz Home Furnishings, Inc." ("LFHI"). A beneficial holder of more than one Allowed Class 5 General Unsecured Claim may elect to reduce the aggregate amount of such Claim to $20,000 and receive a single distribution as a holder of an Allowed Class 4 Small Unsecured Claim.
(5) All holders of an allowed subordinated claim (Class 6) are impaired, are deemed to have rejected the Plan and, therefore, not entitled to vote on the Plan, and shall not receive or retain any property or interest in property on account of their subordinated claim.
(6) All intercompany claims (Class 7) shall be cancelled, and their holders shall not receive or retain any property or interest in property on account of their intercompany claims.
(7) All holders of Interests (the rights of any current or former holder or owner of "old equity securities" authorized and issued prior to the Plan confirmation date, Class 8) are impaired, are deemed to have rejected the Plan and, therefore, are not entitled to vote on the Plan. All Interests shall be cancelled and the Interest holders shall not receive or retain any property or interest in property on account of their Interests.

On June 23, 2000 the Chancery Court of Delaware issued a preliminary injunction prohibiting Seaman from performing or taking any further action with respect to the performance of the aforementioned Management and Shared Services agreements. While Levitz is not a party to the Chancery Court Action, this decision makes it unlikely that the Company will be able to implement the Plan of Reorganization as filed by the Company on May 25, 2000.

As a result of the Chancery Court decision, the Company is currently in the process of developing a new "stand-alone" plan of reorganization. Such plan will include measures for obtaining a working capital financing facility to replace the current revolver facility under the DIP Agreement and sources of additional capital from existing creditors and vendors which would be required to finance the Company's "stand-alone" plan. The proceeds of these arrangements would be used to support future operations. The exclusivity period for the Company to propose a Plan of Reorganization expires on September 29, 2000.

See Item 7-"Management's Discussion and Analysis of Results of Operations and Financial Condition" for a discussion of factors to be considered prior to the acceptance and confirmation of a new plan of reorganization.

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

Levitz Furniture Corporation (which together with its subsidiaries are collectively referred to as "Levitz"), was organized in 1965 as a Florida corporation, is the successor to a business originally commenced in 1910 and was acquired by LFI in 1985. Levitz is one of the largest specialty retailers of furniture in the United States with, as of March 31, 2000, a chain of 64 stores serviced by 21 warehouses located in major metropolitan areas in 13 states. Levitz pioneered the warehouse-showroom concept by opening the first warehouse-showroom in 1963 in Allentown, Pennsylvania. Levitz stores generated revenues of $535.1 million in the year ended March 31, 2000 ("Fiscal 2000"). Management believes the Levitz name to be one of the most recognized in furniture retailing.

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

Levitz offers a wide array of choices to the value-conscious consumer. The large product selection is an inducement for consumers to purchase at Levitz and differentiates Levitz from its competitors. The merchandise sales mix among product line groupings for Fiscal 2000 was upholstery/seating 45.3%, bedroom 18.2%, occasional 10.8%, dining room (formal and casual) 11.9%, bedding 10.4%, and other 3.4%. Percentage breakdowns have been relatively consistent for the past several years.

To attract consumers who prefer more customized merchandise, Levitz can special order fabrics on upholstered products from a wide variety of preselected patterns ("Choices Program"). Moreover, Levitz has enhanced its special order leather program, which allows customers to receive their merchandise generally within four weeks of purchase. During Fiscal 2000 the Choices Program represented approximately ten percent of upholstery sales for continuing stores.

Advertising and Promotion

Levitz retains independent advertising firms for creative and production services in connection with its print, radio and television advertisements. For Fiscal 2000, Levitz's advertising expenditures amounted to $88.2 million or 16.5% of net sales, as compared to $93.4 million or 14.3% of net sales, for Fiscal 1999. Advertising expenditures include promotional finance fees of $30.1 million and $28.4 million in Fiscal 2000 and 1999, respectively. Levitz's advertising seeks to attract a broader customer segment and emphasize the difference between shopping at Levitz and at other stores.

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

Store Operations

Stores

Each of Levitz's sixty-four stores feature selling space of 18,000 to 112,000 square feet. Merchandise is typically displayed in model room settings of which approximately 240 to 330 are located in each facility containing 50,000 or more square feet of selling space. Smaller facilities feature approximately 110 to 230 model room settings. Levitz's customers typically have the option to receive their merchandise at the store immediately upon purchase or within a few days or to have their merchandise delivered to their homes for a modest delivery charge. Levitz's stores are typically located within easy access of expressway interchanges or major highways and have adjacent parking facilities. Levitz opened one new store in May 1999 and relocated one store in November 1998. Levitz expects to relocate two to three additional stores in Fiscal 2001. See "Properties" for information regarding the locations of Levitz's stores.

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

Customer Credit Policies

Levitz sells its merchandise either for cash, or through bank credit cards and a private label credit card program. During Fiscal 2000 and 1999, approximately 47% and 48%, respectively, of sales at Levitz's facilities were for cash (including bank credit cards), and approximately 53% and 52%, respectively, of sales were under customer credit plans. The availability of a "private label" credit-financing program is critical to Levitz's business. Private label credit supports marketing programs and offers a convenient way for Levitz customers to spread over time the cost of furniture purchases.

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

Vendor Partnerships/Inventory

Management has established strong partnerships with its principal vendors to review new merchandise and plan promotions and marketing strategies, as well as manage inventory levels. Substantially all manufacturers have cooperative advertising budgets with Levitz. Electronic data interchange ("EDI") is an important aspect of these partnerships. Ninety-nine manufacturers currently participate in Levitz's EDI system which enables manufacturers to plan and produce goods more efficiently while making it possible for Levitz to maintain an in-stock position with less inventory. The EDI system includes the daily electronic transmission of purchase orders and bar code data to vendors and returned receipt of acknowledgements of the purchase orders from vendors. The acknowledgement authenticates, among other things, price, items and expected shipment date. The use of EDI combined with the newly implemented demand forecasting and inventory replenishment system will streamline the merchandise re-ordering process and allow Levitz to be in a better in-stock position with less inventory investment. During May 2000, 99% of all furniture purchases were made through the EDI system, as compared to 96.0% for the same month of the prior year. Levitz has eleven vendors that send invoices through EDI representing approximately 43% of all merchandise invoices sent to Levitz. This process is integrated with the accounts payable system. Levitz intends to continue working with vendors to increase the number of vendors that use EDI for invoices and also to introduce additional EDI features such as advance ship notices which are expected to enhance relations and improve efficiencies for the Company.

Levitz currently purchases merchandise from over 120 independent manufacturers. For Fiscal 2000, Levitz's top ten vendors accounted for 58.3% and 50.3% of purchases for Fiscal 2000 and 1999, respectively. Levitz has no long-term contractual commitments with any of its manufacturers, and with the exception of the disruption caused by its 1997 Chapter 11 filing, has had no difficulty in the past in obtaining merchandise for sale.

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

Levitz has completed development of the software for its radio-frequency ("RF") system which will track all merchandise movement in and out of its stores and Sales Support Centers. All furniture movement will be scanned and updated immediately in the inventory files. Testing and implementation of the software has been deferred pending consideration of changes to information systems that may arise from the Management and Shared Services Agreements with Seaman.

Competition

The home furnishings industry is a highly competitive and fragmented market with sales for furniture, bedding and decorative accessories by furniture stores in the United States estimated at $37.2 billion in 1999. According to a leading industry publication, the nation's 100 largest furniture retailers accounted for approximately 53% of all furniture sales by furniture stores in the United States in 1999. According to the same publication, in 1999 Levitz represented 1.4% of total domestic furniture sales, and was the eleventh largest specialty retailer of furniture in the United States.

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

Employees

As of March 31, 2000, Levitz had 3,140 employees, of whom 989 were engaged in sales, 382 in merchandising and display, 917 in warehouse and maintenance functions and 852 in office and administrative work. As of March 31, 2000, 2,432 of Levitz's employees were full-time and 708 were part-time. Sales personnel are paid primarily on a commission basis. Levitz's store managers and key marketing, distribution and operations personnel may receive, in addition to their base salaries, bonus compensation based upon achieving planned sales and operating performance for the location or locations for which the employee has responsibility. Certain of Levitz's national staff personnel, including officers, may receive bonuses based upon favorable operating results during the fiscal year.

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

The warehouse rationalization program is being implemented in several phases. The first phase, begun in June 1998 with the closure of the warehouse facility in the Paramus, New Jersey store was completed in June 1999. Also, during this time, 15 other warehouse facilities were shut down and the warehousing and home delivery activities for attached stores were transferred to other warehouse-showroom stores within the same or adjacent markets. At the completion of this initial phase, Levitz is operating 64 stores, which are supported by twenty-one warehouse facilities (Sales Support Centers).

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

Improved Sales Force Staffing and Management Techniques

Levitz has implemented several initiatives to improve the performance of its sales force, including: (i) hiring additional sales people at its ongoing stores since the Petition Date, increasing the number of sales people (net of terminations); (ii) reorganizing the field management structure to provide for more frequent and detailed store visits; (iii) strengthening individual store sales management; (iv) installing sophisticated sales force performance measurement tools designed to identify "best practices" within the stores and to set benchmarks for performance; and (v) testing various sales force compensation structures.

Creation of New Store Prototypes

Levitz has created a new store design prototype which features a "race-track" floor layout, as compared to the traditional "alley" design, and a more open, brighter feeling store environment with higher ceilings and more lighting. To date, the prototype has been implemented in the remodeling of stores in King of Prussia, PA, Paramus, NJ and Garden City, NY and at a relocated store in Phoenix, Arizona. The performance of these stores has improved significantly as compared to periods immediately before the implementation of the new prototype design. In addition, in May 1999 Levitz opened a new store in Valencia, California with this new design. Levitz intends to introduce additional stores in the new prototype layout over the next several years, either as new stores or as remodels of existing stores. Levitz's ability to complete such plans may be subject to Court approval and is dependent on general business conditions and the ability to finance the required capital expenditures.

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

Improved Inventory Planning Systems

Levitz has added specialized employees and dedicated software systems designed to increase the ability to forecast inventory levels and purchasing requirements and to allocate inventory to stores so as to improve the in-stock levels at the stores. The ability to better plan inventory provides Levitz significant advantages in the following ways: (i) by improving in-stock position, fewer opportunities are missed to generate sales when a customer wants to purchase an item but it is unavailable; (ii) by giving vendors more lead time on expected purchases, Levitz can realize cost savings because of the more orderly production schedules the vendors can run; and (iii) by implementing tighter controls on inventory Levitz can operate with a lower inventory investment in the stores and to transition out of discontinued items with lower mark-downs.

Merchandising Assortment Planning

Levitz is employing new planning techniques to evaluate the appropriateness of current merchandise assortment. Every category of merchandise has been evaluated to ensure the assortment achieves the desired breadth of selection considering quality, style and price and local market differentiation. The assortment plans incorporate consideration of the availability options to be provided to customers. Vendors will be selected based on their capability to most efficiently support the vendor assortment programs.

Improved Advertising Programs

Levitz has adopted a longer time horizon into planning advertising campaigns in order to better integrate merchandising planning and marketing efforts. New themes have been developed and a "new look" adopted to improve the clarity of the message to the customer on why to shop at Levitz. Research is being conducted to better understand customer profiles in markets where stores are located. This research will impact the merchandise assortment, pricing and methods Levitz will use to communicate with customers from market to market.

ITEM 2.  PROPERTIES

On March 31, 2000, Levitz operated 64 retail stores, and 21 Sales Support Centers located in major metropolitan areas in 13 states, with a concentration in California. The following table sets forth the number of retail facilities owned or leased by Levitz on March 31, 2000:

                                                             Owned        Leased
                                                             -----        ------
Stores with attached Sales Support Centers................     -            21
Stores that are detached or freestanding..................     -            43

On March 31, 2000, these facilities contained a total of approximately 7,000,000 square feet, including approximately 3,100,000 square feet of selling space. Levitz also leases a 45,000 square feet facility for its corporate offices in Boca Raton, Florida and owns a 35,000 square foot facility in Pottstown, Pennsylvania which is used for accounting offices.

The following sets forth, as of March 31, 2000, the retail premises operated by
Levitz:

      Leased Premises (2)                                               Leased Premises (Cont'd.) (2)
------------------------------------------------------------       -----------------------------------------------------
                                   Month and       Store                                       Month and       Store
Location                          Year Opened    Type (1)          Location                   Year Opened    Type (1)
------------------------------------------------------------       -----------------------------------------------------
Allentown, PA                       Sep-63          ST             Lynnwood, WA (3)             Jun-80          ST
Santa Clara, CA                     Sep-68          WS             La Puente, CA (3)            Jan-81          ST
Wilmington, DE                      Jun-69          WS             Woodbridge, NJ (3)           Jan-81          WS
San Bernardino, CA                  Aug-69          ST             Modesto, CA (3)              Nov-81          ST
Huntington Beach, CA                Nov-69          WS             Anaheim, CA                  Nov-81          ST
Sacramento, CA (3)                  Sep-70          WS             Laguna Hills, CA             Apr-83          ST
Seattle, WA                         Nov-70          WS             Pleasanton, CA               Jan-84          ST
Los Angeles, CA                     Dec-70          WS             San Carlos, CA               Apr-84          ST
Oxnard, CA (3)                      Jan-71          WS             Stockton, CA                 Jun-85          ST
San Leandro, CA (3)                 Aug-71          WS             Cerritos, CA                 Jun-85          ST
So. San Francisco, CA (3)           Aug-71          ST             Phoenix, AZ                  Nov-85          ST
Cherry Hill, NJ (3)                 Sep-71          ST             Milford, CT                  Apr-86          ST
Portland, OR (3)                    Nov-71          WS             Portland, OR (3)             Jul-86          ST
St. Paul, MN (3)                    Dec-71          WS             Reading, PA                  Jan-87          ST
Willowbrook, NJ (3)                 Dec-71          WS             Bakersfield, CA              Mar-87          ST
Minneapolis, MN (3)                 Dec-71          ST             Pinole, CA                   Dec-87          ST
San Dimas, CA                       May-72          WS             Tacoma, WA                   Jan-88          ST
Northridge, CA (3)                  Jun-72          ST             Smithtown, NY                Aug-89          ST
Fresno, CA (3)                      Aug-72          WS             Brooklyn Park, MN            Nov-89          ST
Redondo Beach, CA (3)               Aug-72          ST             Corona, CA                   Nov-89          ST
King of Prussia, PA                 Aug-72          ST             Nashua, NH                   Nov-90          ST
Mesa, AZ (3)                        Mar-73          WS             Las Vegas, NV                Aug-91          WS
Farmingdale, NY (3)                 Apr-73          WS             Glendale, AZ                 Nov-92          ST
Langhorne, PA                       May-73          WS             Victorville, CA              Dec-92          ST
Southington, CT (3)                 Aug-75          ST             Rohnert Park, CA             Mar-94          ST
Paramus, NJ (3)                     Aug-77          ST             Arroyo Grande, CA            Apr-94          ST
Garden City, NY (3)                 Aug-77          ST             Cathedral City, CA           Apr-94          ST
Dedham, MA                          Aug-77          ST             Tempe, AZ                    Jun-94          ST
Danvers, MA                         Aug-77          ST             Fremont, CA                  Aug-94          ST
Westboro, MA                        Aug-77          WS             Middle Village, NY           Oct-94          WS
Enfield, CT                         Aug-77          WS             Phoenix, AZ                  Nov-98          ST
Concord, CA                         Dec-78          ST             Valencia, CA                 May-99          ST

----------
(1) The column refers to stores with attached Sales Support Centers ("WS") or to detached or freestanding stores ("ST").
(2) The remaining terms of the leases range from 6 months to 39 years, including renewal options. Lease payments are either fixed or fixed minimums coupled with contingent rentals based on the Consumer Price Index or a percentage of net sales.
(3) Subject to Unitary Lease described in Note 8 to the consolidated financial statements.

In addition to the above properties, as of March 31, 2000 Levitz had available for disposition one owned and five leased properties formerly operated as retail stores.

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

Plan of Reorganization Procedures

For 120 days after the date of the filing of a voluntary Chapter 11 petition, a debtor has the exclusive right to propose and file a reorganization plan with the Court and an additional 60 days within which to solicit acceptances to any plan so filed (the "Exclusive Period"). The Court may increase or decrease the Exclusive Period for cause shown, and as long as the Exclusive Period continues, no other party may file a reorganization plan. The Debtors currently retain the exclusive right to propose and solicit acceptances of a plan or plans of reorganization until September 29, 2000 and December 31, 2000, respectively.

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

Litigation Regarding the Management and Shared Services Agreements

On April 26, 2000, the holders of approximately 42% of the fully diluted common stock of Seaman, commenced an action (the "Chancery Court Action") in the Court of Chancery of the State of Delaware in and for New Castle County against James Rubin, M.D. Sass Associates, Inc., Resurgence Asset Management, L.L.C., M.D. Sass Corporate Resurgence Partners, L.P., M.D. Sass Corporate Resurgence International, Ltd., Robert Symington, Byron Haney, Alan Rosenberg, Steven H. Halper, and Peter McGeough, as defendants, and against Seaman Furniture Co., Inc. as nominal defendant.

The Chancery Court Action seeks, among other things, an injunction against the Management Agreement and Shared Services Agreement between Seaman and LFI (see sections VII.C.5 and C.6 for a discussion of this agreement). Alternatively, the Chancery Court Action seeks to rescind the transactions and/or recover damages in the event that the transactions are consummated.

In response to the Chancery Court Action, on May 11, 2000, Levitz filed a complaint, initiating an adversary proceeding in the Bankruptcy Court, seeking to enjoin the Chancery Court Action. Levitz's motion to preliminary enjoin the Chancery Court Action was denied by the Bankruptcy Court after a June 6, 2000 hearing.

On June 23, 2000 the Chancery Court of Delaware issued a preliminary injunction prohibiting Seaman from performing or taking any further action with respect to the performance of the aforementioned Management and Shared Services agreements. While Levitz is not a party to the Chancery Court Action, this decision makes it unlikely that the Company will be able to implement the Plan of Reorganization as filed by the Company on May 25, 2000.

As a result of the Chancery Court decision, the Company is currently in the process of developing a new "stand-alone" plan of reorganization. Such a plan will include measures for obtaining a working capital financing facility to replace the current revolver facility under the DIP Agreement and sources of additional capital from existing creditors and vendors which would be required to finance the Company's "stand-alone" plan. The proceeds of these arrangements would be used to support future operations. The exclusivity period for the Company to propose a Plan of Reorganization expires on September 29, 2000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Prior to September 24, 1997, LFI's Common Stock was traded on the New York Stock Exchange ("NYSE"). Effective at the opening of the trading session on December 3, 1997, the NYSE formally removed from listing and registration the Common Stock of LFI pursuant to an Order, dated December 2, 1997, of the Securities and Exchange Commission granting the application for removal by the NYSE. As of June 12, 2000, there were 738 holders of record of Voting Common Stock and 7 holders of record of Non-Voting Common Stock.

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

The Plan of Reorganization as filed with the Bankruptcy Court on May 25, 2000 provides that all holders of equity securities and/or interests shall not be entitled to, and shall not, receive any property or interest in property on account of such equity or equity interest.

The range of high and low sales prices for LFI's Common Stock as reported in the New York Stock Exchange Composite Index through September 24, 1997 and as reported by the OTC Bulletin Board (OTCBB), which is a regulated quotation service, for each quarterly period after September 24, 1997 within the two most recent fiscal years, is as follows:

                  Quarter Ended                           High              Low
                  -------------                           ----             ----
                  June 30, 1998                           0.470            0.440
                  September 30, 1998                      0.260            0.250
                  December 31, 1998                       0.210            0.188
                  March 31, 1999                          0.210            0.190
                  June 30, 1999                           0.734            0.203
                  September 30, 1999                      0.297            0.094
                  December 31, 1999                       0.094            0.031
                  March 31, 2000                          0.344            0.031

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

                                                                   Years Ended March 31, (1)
                                      -------------------------------------------------------------------------------
                                                         (Amounts in thousands, except per share data)
                                       2000 (2)        1999 (2)           1998             1997              1996
                                      ------------    ------------    -------------     ------------      -----------
Income Statement Data:
  Net sales                             $ 535,052       $ 653,100        $ 812,948        $ 941,878        $ 961,869
  Gross profit                            232,036         276,773          345,357          408,323          426,916
  Selling, general and administrative
    expenses                              245,819         280,810          337,278          357,018          372,288 (17)
  Unusual operating expenses                    -               -           16,151 (9)            -                -
  Charge for store closings                     -               -                -            8,295 (13)           -
  Restructuring expense                         -               -                -                -            9,000 (18)
  Depreciation and amortization             8,862          17,948           24,093           26,993           29,272
  Operating income (loss)                 (22,645)        (21,985)         (32,165)(10)      16,017           16,356
  Interest expense, net                    16,822 (3)      29,477 (3)       39,592 (3)       55,522           53,035
  Reorganization items                     27,394 (4)      42,982 (4)       55,512 (4)            -                -
  Income (loss) before extraordinary
    items                                 (66,861)        (94,444)        (127,269)         (39,505)         (23,753)
  Extraordinary items, net of tax benefit       -               -           (5,805)(11)      (2,002)(14)   -
  Net income (loss) available to common
    stockholders                          (66,861)        (94,444)         (93,387)         (27,586)         (23,753)
  Net income (loss) per common share        (2.22)          (3.15)           (3.12)           (0.93)           (0.80)
  Weighted average number of shares
    outstanding                            30,072          30,023           29,924           29,655           29,621

                                      As of March 31,                           As of March 31,
                                      -------------------------------------------------------------------------------
                                         2000            1999             1998             1997              1996
                                      ------------    ------------    -------------     ------------      -----------
Balance Sheet Data:
  Property and equipment, net           $  61,847       $  72,170 (5)   $  235,970 (12)   $ 333,703        $ 360,453
  Total assets                            199,382 (5)     333,642 (6)    1,006,804          934,368 (15)     606,887
  Noncurrent portion of capital lease
    obligations                            25,946 (7)      29,368 (7)            - (7)       74,466           82,922
  Noncurrent portion of long-term debt          - (7)           - (7)        5,702 (7)      282,084 (16)     293,433 (19)
  Liabilities subject to compromise       302,424 (8)     301,326 (8)      369,692 (8)            -                -
  Stockholders' deficit                  (347,081)       (280,220)        (186,061)         (94,072)         (67,652)(20)

(1) Effective March 31, 1999, LFI elected to reclassify certain revenues in its consolidated statements of operations. As a result, net sales, gross profit and selling, general and administrative ("SG&A") expenses have been restated for the fiscal years ended March 31, 1999, 1998, 1997 and 1996. LFI now reflects delivery income and miscellaneous revenue in SG&A expenses. Previously, these revenues were included in net sales. The effect of this reclassification was to reduce net sales, gross profit and SG&A expenses by $19.8 million, $23.9 million, $25.0 million and $24.8 million for the fiscal years ended March 31, 1999, 1998, 1997 and 1996, respectively.

(2) The reduction in net sales, gross profit and SG&A expenses in Fiscal 2000 and Fiscal 1999 is primarily due to the closing of forty-two stores in June 1998 and January 1999.

(3) As a result of the Chapter 11 filing on September 5, 1997, no principal or interest payments will be made on most prepetition debt without Court approval or until a plan of reorganization providing for repayment terms has been confirmed by the Court and becomes effective. Interest on prepetition unsecured obligations has not been accrued after the Petition Date except that interest expense and principal payments will continue to be recorded on capital lease obligations unless the leases are rejected by the Debtors. If a capital lease is rejected the obligation will be limited to the lease rejection claim. Contractual interest expense of $23.1 million was not recorded on certain pre-petition debt for Fiscal years ended 2000 and 1999. Contractual interest expense of $13.3 million was not recorded for the period from September 5, 1997 through March 31, 1998.

 (4) Reorganization items represent the costs to restructure the Company during the Chapter 11 proceedings. Store closing charges include the write-down of assets to their net realizable value, severance pay and continuing expenses. See Note 4 to Consolidated Financial Statements.

 (5) In Fiscal 1999, property, including capital lease assets, with a net book value of $16.9 million was classified as property held for sale and $91.9 million was classified as current assets, property under agreement of sale. Subsequently, in Fiscal 2000, such assets were sold and are no longer recorded on the Company's books. Also in Fiscal 1999, assets in the amount of $30.1 million were written down to their net realizable value due to store closings and property. Lease assets with a net book value of $14.7 million were sold.

(6) In Fiscal 1999, total assets decreased by $673.2 million to $333.6 million from $1,006.8 million in Fiscal 1999 due to the removal from the consolidated balance sheets of the receivable under account purchase agreement and related obligations of $554.3 million, the sale of property held for resale with net book value of $14.5 million and the reduction of inventory of $58.4 million.

(7) In Fiscal 1998, all capital lease obligations and all non-current long-term debt obligations with the exception of mortgages were reclassified as liabilities subject to compromise. In Fiscal 1999, capital lease obligations for continuing stores were reclassified on the consolidated balance sheets.

(8) Liabilities subject to compromise represent all unsecured liabilities of the Debtor as of the Petition Date. See Note 3 to the consolidated financial statements for the types of liabilities included as subject to compromise.

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

Comparable store sales have increased by 2.8% for the fiscal year ended March 31, 2000 as compared to the prior year. Comparable store sales had declined 0.1% and 6.4% for the fiscal years ended March 31, 1999 and 1998, respectively. Comparable store sales increased 9.3%, 4.7% and 6.4% in April, May and June 2000, respectively.

Operating loss was $22.6 million in Fiscal 2000, $22.0 million in Fiscal 1999 and $32.2 million in Fiscal 1998.

The following table sets forth LFI's results of operations expressed as a percentage of net sales for the periods indicated:

                                                          Percent of Net Sales
                                                  -------------------------------------
                                                         Years Ended March 31,
                                                  -------------------------------------
                                                    2000          1999         1998
                                                  ----------   -----------   ----------
Net sales                                             100.0 %       100.0 %      100.0 %
Cost of sales                                          56.6          57.6         57.5
                                                  ----------   -----------   ----------
Gross profit                                           43.4          42.4         42.5
Selling, general and administrative expenses           45.9          43.0         41.5
Unusual operating expenses                                -             -          2.0
Depreciation and amortization                           1.7           2.7          3.0
Interest expense, net                                   3.1           4.5          4.9
Reorganization items                                    5.1           6.6          6.8
                                                  ----------   -----------   ----------
Loss before income taxes                              (12.4)        (14.4)       (15.7)
Income tax benefit                                        -             -          4.9
                                                  ----------   -----------   ----------
Loss before extraordinary items                       (12.4)        (14.4)       (10.8)
Extraordinary items                                       -             -         (0.7)
                                                  ----------   -----------   ----------
Net loss                                              (12.4)        (14.4)       (11.5)
                                                  ==========   ===========   ==========
Comparable store sales increase/(decrease) (1)          2.8 %        (0.1)%       (6.4)%
                                                  ==========   ===========   ==========

--------------
(1) Comparable store sales are calculated by excluding the net sales of a store for any full month of one period if the store was not open during the same full month of the prior period.

Comparison of Operations for Fiscal 2000 to Fiscal 1999

Net sales for Fiscal 2000 decreased to $535.1 million or 18.1% from $653.1 million for Fiscal 1999. Comparable store net sales for Fiscal 2000 increased 2.8% from Fiscal 1999. The Company closed fifteen stores in June 1998 and twenty-seven stores in January 1999 in making a decision to vacate all stores in selected markets. One new store was opened in southern California in May 1999 and a clearance center located in Atlanta, GA was opened in January 2000.

Gross profit for Fiscal 2000 was $232.1 million, or 43.4% of net sales, as compared to $276.8 million, or 42.4% of net sales, for Fiscal 1999. Before an increase in shrinkage expense, the gross margin percent increased by 1.3% of net sales in fiscal 2000 as compared to fiscal 1999. The improvement in gross margin percent was primarily related to new programs introduced in the last half of fiscal 2000 designed to enhance maintained margins and the introduction in January 2000 of an expanded furniture protection warranty program. These improvements in gross margin were offset by an increase of .3% of net sales in shrinkage expense as compared to the prior year.

Total selling, general and administrative (SG&A) expenses decreased by $35.0 million or 12.5% to $245.8 million in Fiscal 2000 from $280.8 million in Fiscal 1999. Closed stores accounted for a decrease of $52.6 million, while the one new store and the Atlanta clearance center added $3.9 million in SG&A expense. Comparable corporate and store SG&A expense, exclusive of the income from the private label credit card program, increased by $25.8 million and represented 50.4% of net sales in fiscal 2000 as compared to 46.8% of net sales in the prior year. As outlined below, income from the private label credit card program increased for the year by $11.2 million over the prior year and represented 4.6% of net sales in the current year as compared to 2.4% of net sales in the prior year.

Controllable expenses for corporate overhead and comparable stores increased by $6.0 million and represented 27.2% of sales as compared to 26.8% in the prior year. Salaries and benefits increased by approximately $4.4 million over last year. While a little over one-half of that increase was related to the higher comparable store sales volume and sales incentive programs, higher non-selling labor costs were incurred due to warehouse operating inefficiencies associated with implementation of the warehouse consolidation program. Other increases in controllable expenses reflected higher shuttle and delivery expenses and demurrage charges, particularly in the east region warehouses, and an increase over last year in write-offs of aged receivables, agency labor costs and junk merchandise expense.

Corporate office and comparable store occupancy expense increased $8.3 million and represented 6.7% of sales in the current year as compared to 5.3% of sales in the prior year. The primary cause for this increase is due to the higher rent being paid on properties involved in sale/leaseback and lease assignment transactions completed in the current year. The proceeds from these transactions were used to reduce outstanding debt resulting in significantly lower interest expense. $1.8 million of the increase is due to the change in accounting for certain of the assigned leases from treatment as a capital lease in the prior year to an operating lease in the current year. Interest and depreciation expense in the current year is lower than last year due to the change in accounting for those leases.

Comparable store advertising expense, including the cost of finance discounts related to credit promotion events, increased $11.6 million and represented 16.5% of sales in the current year as compared to 14.7% of sales in the prior year. Approximately $5.0 million of the increase was related to higher media expenditures. The remaining increase was primarily due to an increase in the cost of credit promotions as the Company was more aggressive in the use of credit promotions in the current year.

Finance income from the private label credit card program increased by $11.2 million over the prior year. The Company terminated the former agreement with GE Capital and entered into a new agreement with Household Bank NA in September 1998; however, the economic terms of the new agreement were not fully effective until Household commenced servicing in December 1998. Under the Household agreement, higher interest finance charges and other fees were instituted. In addition, the share of the income stream from sale of credit insurance increased for the Company under the Household agreement as compared to the GE agreement. The year over year improvement in income from the portfolio occurred in the first six months of the current fiscal year. In the last six months, as a result of store closings, the portfolio decreased in size resulting in decreased net interest income and a higher bad debt expense. The higher bad debt expense is primarily associated with losses related to closed store portfolio accounts. The Company accrued a charge of $14.1 million which is included in reorganization expense for the estimated remaining losses on the closed store receivable portfolio which the Company is obligated to pay under its agreement with Household Bank NA.

Depreciation and amortization expenses decreased to $8.9 million in Fiscal 2000 from $17.9 million in Fiscal 1999. The reduction is primarily related to the reductions in asset values associated with closed stores.

Interest expense for Fiscal 2000 decreased to $16.8 million or 3.1% of net sales from $29.5 million or 4.5% of net sales for Fiscal 1999. Interest on pre-petition unsecured obligations has not been accrued after the Petition Date except that interest expense continues to be recorded on capital lease obligations. Contractual interest expense of $23.1 million was not recorded on certain pre-petition debt for Fiscal years ended 2000 and 1999. Contractual interest expense of $13.3 million was not recorded for the period from September 5, 1997 through March 31, 1998.

Reorganization items represent the costs to restructure the Company during the Chapter 11 proceedings. The following costs are included for Fiscal 2000 and 1999 (dollars in millions):

                                                      2000              1999
                                                  ------------      ------------

Store closings                                            $ -             $42.3
Loss (gain) on sale of property held for sale             0.4              (5.9)
Setup reserve for HRS closed store portfolio             14.1                 -
Adjust store closing reserve                              3.1                 -
Setup lease rejection claims                              1.2                 -
Adjust net realizable value of closed property            2.3                 -
Professional fees                                         6.3               6.6
                                                  ------------      ------------
                                                        $27.4             $43.0
                                                  ============      ============

Store closing charges include the write-down of assets to their net realizable value, severance pay and continuing expenses.

As a result of the aforementioned factors, the net loss was $66.9 million or 12.4% of net sales for Fiscal 2000 as compared to $94.4 million or 14.4% of net sales for Fiscal 1999.

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

Interest expense for Fiscal 1999 decreased to $29.5 million or 4.5% of net sales from $39.6 million or 4.9% of net sales for Fiscal 1998. Interest on pre-petition unsecured obligations has not been accrued after the Petition Date except that interest expense continues to be recorded on capital lease obligations. Contractual interest expense of $23.1 million was not recorded on certain pre-petition debt for Fiscal years ended 2000 and 1999. Contractual interest expense of $13.3 million was not recorded for the period from September 5, 1997 through March 31, 1998.

Reorganization items represent the costs to restructure the Company during the Chapter 11 proceedings. The following costs are included for Fiscal 1999 and 1998 (dollars in millions):

                                                     1999           1998
                                                 ------------   ------------
Store closings                                         $42.3          $23.4
Loss on sale of John M. Smyth Company Assets               -           22.7
Gain on sale of property held for resale                (5.9)             -
Deferred finance fees and other                            -            2.5
Professional fees                                        6.6            6.9
                                                 ------------   ------------
                                                       $43.0          $55.5
                                                 ============   ============

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

Levitz's primary sources of liquidity are cash flows from operations (including the proceeds from customer credit obligations under the private-label credit card program by Household), trade credit and borrowings under the DIP Facility. During Fiscal 2000, cash flow used in operating activities before changes in operating assets and liabilities was $53.4 million.

Cash flows provided by changes in operating assets and liabilities was $9.8 million for Fiscal 2000.

Net cash used in financing activities amounted to $73.4 million in Fiscal 2000, and includes net repayments under the DIP Facilities of $67.2 million, principal payments on long-term debt and capital lease obligations of $7.5 million and an increase in the cash overdraft position of $1.4 million which is reflective of the decrease in inventory levels and the timing of payments. Net cash used in financing activities amounted to $14.2 million in Fiscal 1999 and included net repayments under the credit facilities of $4.2 million, principal payments on long-term debt and capital lease obligations of $2.4 million and a decrease in cash overdraft position of $7.6 million.

Cash provided by investing activities for Fiscal 2000 includes the proceeds from the sale of eleven owned properties and leasehold interests and/or rights on eleven leased properties. Net proceeds were applied to existing mortgages, including the related accrued interest and fees; the term notes under the DIP facility; and cure costs related to pre-petition liabilities.

Levitz operated 21 warehouses and 64 stores in Fiscal 2000, 27 warehouses and 64 stores in Fiscal 1999, and 58 warehouses and 105 stores in Fiscal 1998. Capital expenditures totaled approximately $4.9 million, $7.8 million and $14.1 million, respectively. Capital expenditures during Fiscal 2000 were for existing store improvements and equipment. Management plans to spend approximately $6.0 million for capital expenditures in Fiscal 2001 of which approximately $2.6 million is for maintenance of existing facilities. The recapitalization of the Company as a result of the Plan of Reorganization would permit additional capital expenditures in Fiscal 2001 primarily related to new stores and distribution center facilities. The Company's ability to implement these projects is subject to confirmation of the Plan of Reorganization.

Debt

LFI and substantially all of its subsidiaries, as debtors-in-possession, are parties to a DIP Credit Agreement dated as of September 5, 1997, as amended (the "DIP Facility"), with Bankers Trust Credit Corp. ("BTCC") as agent. The DIP Facility approved by the Bankruptcy Court initially provided for up to $260.0 million of availability. The DIP Facility contained revolving loans of $223.6 million and a term loan of $36.4 million. Letter of Credit obligations under the revolving DIP Facility are limited to $25.0 million. The DIP Facility has been intended to provide Levitz with the cash and liquidity necessary to conduct its operations and pay for merchandise shipments at normal levels during the course of the Chapter 11 Cases.

Loans made under the DIP Facility revolving notes bear interest, at Levitz's option, at a rate equal to either BTCC's prime lending rate plus 1.50% or BTCC's LIBOR rate plus 3.75%. The term note bore interest at 16%. Levitz is required to pay an unused line fee of 0.50%, and a letter of credit fee of 2.0%. Levitz paid financing fees of $3.2 million on the closing date. These financing fees were amortized over the original life of the DIP Facility.

The maximum borrowings, excluding the term commitments, under the DIP Facility are limited to 85% of eligible Accounts Receivable, 75% of Eligible Inventory (as both are defined in the DIP Facility).

The DIP Facility is secured by substantially all of the assets of Levitz and a perfected pledge of stock of all Levitz companies. The DIP Facility contains restrictive covenants including, among other things, the maintenance of minimum earnings before interest, taxes, depreciation and amortization as defined (EBITDA), limitations on the incurrence of additional indebtedness, liens, contingent obligations, sale of assets, and a prohibition on paying dividends.

During the Chapter 11 Cases, the Company has negotiated a number of amendments to the DIP Facility. Toward the end of July 1998, the Company believed that additional availability under the revolving line of credit portion of the Company's DIP Facility was necessary as Levitz entered the fall 1998 retail buying season. Thus, the Company sought, and by Bankruptcy Court order dated September 17, 1998, obtained, an order authorizing the Company to enter into an amendment of the DIP Facility, under which they borrowed $22,000,000 under a second term loan from AG Capital Funding Partners, L.P. (as agent for and on behalf of certain affiliates and/or managed, accounts), which monies were used to reduce outstanding borrowings under the revolving line of credit portion of the Company's DIP Facility, on the same priority basis as the original term loan under the DIP Facility.

The DIP Facility was set to expire on March 5, 1999. Levitz negotiated with the Lenders and reached an agreement extending the maturity date of the loans under the DIP Facility and obtained an additional $10 million commitment (the Overadvance Term Loan) from Resurgence Partners, L.P., an affiliate of the Company's largest claim holder, the proceeds of which were available to reduce borrowings under the revolving loans under the DIP Facility. On March 2, 1999, the Bankruptcy Court approved the amendment. On May 28, 1999, the Bankruptcy Court authorized an amendment to the DIP Facility to repay the AG Capital Funding Partners Term Loans using proceeds of the Sale/Leaseback Transaction with a third party and extend the DIP Facility maturity through December 31, 1999. Thus both the original term note in the amount of $36.4 million and the second term note in the amount of $22 million, both of which had accrued interest at sixteen percent, were paid in full. Also, the maturity date of the DIP Facility was extended (by the tenth amendment to the DIP Facility) to December 31, 1999 and the commitment thereunder reduced to $125 million.

Three further amendments to the DIP Facility were approved by the Bankruptcy Court, between August and December, 1999. Previously, the DIP Facility had required that the Revolving Credit Line be repaid before any principal payments be made on the Overadvance Term Loan. On August 24, 1999, the Bankruptcy Court approved amendments that provided for principal repayment of the Overadvance Term Loan, should the Excess Availability surpass $18,000,000 for five consecutive business days; and, conversely, granting a $10,000,000 term loan, should the Excess Availability fall below $12,000,000; as well as a provision for acceleration of the Debtors' obligations under the Overadvance Term Loan under certain conditions. By final order entered on October 27, 1999, the DIP Facility was amended to: (1) extend the Expiration Date and Overadvance Maturity Date to June 30, 2000; (2) extend the Fixed Asset Sublimit to December 31, 1999;
(3) reduce the commitment on the Revolving Line of Credit to $95,000,000; (4) require the Debtors to pay an amendment fee of $150,000; and (5) and set the minimum EBITDA at $4,000,000 beginning December 31, 1999, and $9,000,000 as of March 31, 2000. On December 14, 1999, the Bankruptcy Court approved an amendment to the DIP Facility to include Levitz Furniture Company of Massachusetts, Inc. as a party subject to all the provisions of the DIP Credit Agreement. Subsequently, the Court approved amendments providing for additional overadvance loans to a total amount of $35,000,000. The Debtors pay interest monthly at an annual rate of 16% on the funded portion of the Overadvance Term Loan commitment and a monthly collateral management fee of .75%, which can be paid by issuing additional notes.

On June 21, 2000, the Bankruptcy Court approved an amendment to (i) extend the DIP Facility to December 31, 2000, (ii) decrease the availability of the Revolving Loans and Letters of Credit to no more than $85 million, (iii) waive violations of EBITDA covenants required as of March 31, 2000, and set minimum EBITDA at ($2,000,000) and ($0) for the three and six month periods ending June 30 and September 30, 2000, and (iv) provide for an increase in the Overadvance Term Loan commitment to a total of $45 million.

In connection with a plan of reorganization, Levitz anticipates arranging exit financing before the Confirmation Date comprised of a working capital revolver with a total commitment of approximately $95,000,000. The terms, conditions, collateral requirements and borrowing availability under the working capital facility are expected to be similar to the current DIP Facility. Proceeds from the working capital revolver and from existing creditors and vendors will be used to fund the operating and working capital requirements of Levitz.

Levitz is exposed to market risk as a result of the terms of the DIP Facility which requires the Company to pay a variable interest rate based on the fluctuation of Bankers Trust Company's prime lending rate. The change in annual cash flow and earnings resulting from a 1% increase or decrease in interest rates based on outstanding borrowings at March 31, 2000 would be approximately $0.5 million assuming other variables remained constant.

The Company is currently in default of the senior notes, senior deferred coupon debentures, and senior subordinated notes, all of which are unsecured and have been classified as liabilities subject to compromise.

On September 4, 1998 Levitz and its operating subsidiaries entered into an agreement ("Merchant Agreement") with Household Bank (SB), N.A. ("Household") whereby Household would provide financing to individual consumers purchasing merchandise from Levitz ("Private-Label Credit Card Program"). The Court approved the Merchant Agreement and granted a first priority and security interest and lien to Household on certain reserves retained or accumulated by Household, totaling $17.3 million at March 31, 2000, and gave administrative expense status to substantially all obligations of Levitz arising under the Merchant Agreement.

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

At March 31, 2000, Household's portfolio balance was $452.8 million. The portfolio balance includes Levitz customer purchases through Household as well as customer accounts transferred to Household from GECC. Levitz recorded income from both the Merchant Agreement and the GECC Agreement of $24.4 million, $13.2 million and $7.9 million, respectively for the years ended March 31, 2000, 1999 and 1998. Finance income from the private label credit card program increased by $11.2 million over the prior year. The Company terminated the former agreement with GE Capital and entered into a new agreement with Household Bank NA in September 1998; however, the economic terms of the new agreement were not fully effective until Household commenced servicing in December 1998. Under the Household agreement, higher interest finance charges and other fees were instituted. In addition, the share of the income stream from sale of credit insurance increased for the Company under the Household agreement as compared to the GE agreement. The year over year improvement in income from the portfolio occurred in the first six months of the current fiscal year. In the last six months, as a result of store closings, the portfolio decreased in size resulting in decreased net interest income and a higher bad debt expense. The higher bad debt expense is primarily associated with losses related to closed store portfolio accounts. The Company accrued a charge of $14.1 million which is included in reorganization expense for the estimated remaining losses on the closed store receivable portfolio which the Company is obligated to pay under its agreement with Household Bank NA. The decrease in recorded income for the period ended March 31, as compared to the prior year was due to the write-off of $5.9 million in future revenue service fees under the GECC Agreement as explained in Note 7 to the consolidated financial statements.

Levitz is exposed to market risk under the terms of the Household Agreement. Levitz may pay a fee or may receive income, based upon the relationship among the interest earned on the portfolio, the amount of the servicing fee, the cost of capital, promotional discount fees and credit losses. Levitz is obligated for all credit losses under the portfolio, including the GECC portfolio transferred to Household, up to a maximum of 15% of average outstanding receivables and for 50% of all credit losses above 15%. Levitz is also required under the Merchant Agreement to fund a merchant risk reserve of 2.5% for the first year and 3.5% thereafter of all amounts financed up to a stipulated dollar amount. The total amount in portfolio risk reserve as of March 31, 2000 was $17.3 million.

Going Concern

On May 25, 2000, the Debtors filed a "Disclosure Statement" and a "Second Amended Joint Plan of Reorganization" ("Plan of Reorganization" or "Plan"), pursuant to Section 1125 of the Bankruptcy Code with the Court. The Disclosure Statement sets forth certain information regarding, among other things, significant events that have occurred during the Debtors' Chapter 11 cases and the anticipated organization, operation and financings of "Reorganized Levitz". The Disclosure Statement describes the Plan of Reorganization, certain effects of Plan confirmation, certain risk factors associated with securities to be issued under the Plan, and the manner in which distribution will be made under the Plan. In addition, the Disclosure Statement discusses the confirmation process and the voting procedures that holders of claims in impaired classes must follow for their votes to be counted. The Plan of Reorganization sets forth certain information, among other things, the classification and treatment of claims and interests, means for implementation of the Plan, acceptance or rejection of the Plan and effect of rejection by one or more classes of claims or interests, provisions for governing distributions, the treatment of executory contracts and leases, conditions precedent to confirmation of the Plan and the occurrence of the effective date of the Plan. The foundation of the Plan is (i) a management agreement between Seaman Furniture Company, Inc. ("Seaman") and LFI (the "Management Agreement") and (ii) a shared services agreement between Seaman and LFI (the "Shared Services Agreement").

Under the Management Agreement, Seaman would perform the general day to day management of Levitz's stores located on the East Coast. Levitz would perform the day to day management of its stores on the West Coast. Under the Shared Services Agreement, Seaman would provide certain services to Levitz, including:
(i) accounting, (ii) finance, (iii) advertising support, (iv) MIS and telecommunications, (v) human resources, (vi) insurance, (vii) inventory control and merchandise loss protection, (vii) real estate, (ix) legal and (x) logistic support of the merchandise program. The agreements would provide the Debtors with, among other things, cost savings, streamlined operations, and economies of scale with respect to purchasing inventory.

The Plan of Reorganization as filed provides, among other things, that as of the Plan effective date:

(1) All holders of an allowed administrative and priority tax claim are unimpaired and unclassified, are not entitled to vote on the Plan and will receive cash or such other treatment as to which LFI and such creditor shall have agreed in writing.
(2) All holders of an allowed other priority claim (Class 1), setoff claim (Class 2) and miscellaneous secured claim (Class 3) are unimpaired, are deemed to have accepted the Plan and, therefore not entitled to vote on the Plan and will receive cash or setoff or reinstatement or such other treatment as to which LFI and such creditor shall have agreed in writing.
(3) All holders of a small unsecured claim (less than $1,000, Class 4) are impaired and are entitled to vote on the Plan and shall receive in cash 30% of the allowed amount of the claim.
(4) All holders of an allowed general unsecured claim (Class 5) are impaired, are entitled to vote on the Plan and shall receive their pro rata share of the new common stock distribution of "Levitz Home Furnishings, Inc." ("LFHI"). A beneficial holder of more than one Allowed Class 5 General Unsecured Claim may elect to reduce the aggregate amount of such Claim to $20,000 and receive a single distribution as a holder of an Allowed Class 4 Small Unsecured Claim.
(5) All holders of an allowed subordinated claim (Class 6) are impaired, are deemed to have rejected the Plan and, therefore, not entitled to vote on the Plan, and shall not receive or retain any property or interest in property on account of their subordinated claim.
(6) All intercompany claims (Class 7) shall be cancelled, and their holders shall not receive or retain any property or interest in property on account of their intercompany claims.
(7) All holders of Interests (the rights of any current or former holder or owner of "old equity securities" authorized and issued prior to the Plan confirmation date, Class 8) are impaired, are deemed to have rejected the Plan and, therefore, are not entitled to vote on the Plan. All Interests shall be cancelled and the Interest holders shall not receive or retain any property or interest in property on account of their Interests.

On June 23, 2000 the Chancery Court of Delaware issued a preliminary injunction prohibiting Seaman from performing or taking any further action with respect to the performance of the aforementioned Management and Shared Services agreements. While Levitz is not a party to the Chancery Court action, this decision makes it unlikely that the Company will be able to implement the Plan of Reorganization as filed by the Company on May 25, 2000.

Levitz and substantially all of its subsidiaries, as debtors-in-possession, are parties to a DIP Credit Agreement dated as of September 5, 1997, as amended (the "DIP Facility"), with Bankers Trust Credit Corp. ("BTCC") as agent. The DIP Facility has provided Levitz with the cash and liquidity necessary to conduct its operations and pay for merchandise shipments at normal levels during the course of the Chapter 11 Cases. The DIP Facility is secured by substantially all of the assets of Levitz and a perfected pledge of stock of all Levitz companies. On June 21, 2000, the Bankruptcy Court approved an amendment to (i) extend the DIP Facility to December 31, 2000, (ii) decrease the availability of the Revolving Loans and Letters of Credit to no more than $85 million, (iii) waive violations of EBITDA covenants required as of March 31, 2000 and set minimum EBITDA at ($2,000,000) and ($0) for the three and six month periods ending June 30 and September 30, 2000, and (iv) provide for an increase in the Overadvance Term Loan commitment to a total of $45 million. The Company does not currently have any other sources of financing to support its cash flow requirements beyond December 31, 2000.

As a result of the Chancery Court Action, the Company is currently in the process of developing a new "stand-alone" plan of reorganization. Such plan will include measures for obtaining a working capital financing facility to replace the current revolver facility under the DIP Agreement and sources of additional capital from existing creditors and vendors which would be required to finance the Company's "stand-alone" plan. The proceeds of these arrangements would be used to support future operations.

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page
                                                                       ----
Presentation of Unaudited Financial Statements......................    32

Consolidated Balance Sheets.........................................    33

Consolidated Statements of Operations...............................    34

Consolidated Statements of Stockholders' Deficit....................    35

Consolidated Statements of Cash Flows...............................    36

Notes to Consolidated Financial Statements..........................    37

Consolidated Financial Statement Schedule (Item 14(a))..............    71

                 Presentation of Unaudited Financial Statements
                              As of July 14, 2000
                              -------------------

Because of the significant uncertainties facing the Company (See Note 1 to the Consolidated Financial Statements), Arthur Andersen LLP, the Company's independent auditors, have not been able, as of the above date, to express an opinion on the accompanying consolidated balance sheets of Levitz Furniture Incorporated (a Delaware corporation) and subsidiaries, debtor-in-possession (the "Company") as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended March 31, 2000.

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

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                   March 31,
                                                          ---------------------------
                                                             2000           1999
                                                          ------------   ------------
                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                 $   2,891      $   3,046
  Receivables                                                  21,340         21,861
  Inventories                                                  80,293         84,232
  Deposits and prepaid expenses                                 4,355          4,452
  Property under agreement of sale                                  -         95,571
                                                          ------------   ------------
    Total current assets                                      108,879        209,162
                                                          ------------   ------------
PROPERTY AND EQUIPMENT:
  Land                                                             90          3,890
  Buildings and building improvements                             377          5,860
  Leasehold improvements                                       35,414         31,616
  Store, warehouse and transportation
    equipment                                                  50,196         43,243
                                                          ------------   ------------
                                                               86,077         84,609
  Less-Accumulated depreciation and
    amortization                                               52,002         45,742
                                                          ------------   ------------
                                                               34,075         38,867
  Property under capital leases, net of
    accumulated amortization of $29,918
    in 2000 and $28,926 in 1999                                27,772         33,303
                                                          ------------   ------------
                                                               61,847         72,170
                                                          ------------   ------------
OTHER ASSETS:
  Intangible leasehold interests                                5,085          5,637
  Property held for disposal                                    2,250         32,469
  Deferred income taxes                                             -          4,440
  Other                                                        21,321          9,764
                                                          ------------   ------------
                                                               28,656         52,310
                                                          ------------   ------------
                                                            $ 199,382      $ 333,642
                                                          ============   ============
          LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES:
  Cash overdrafts                                           $  10,210      $   8,823
  Current portion of long-term debt                                 -          6,962
  Current portion of obligations under capital leases             351          9,846
  Accounts payable, trade                                      23,558         23,060
  Accrued expenses and other liabilities                       84,491         73,979
  Deferred income taxes                                             -         11,590
  DIP Facility                                                 77,392        144,618
                                                          ------------   ------------
    Total current liabilities                                 196,002        278,878
                                                          ------------   ------------
OBLIGATIONS UNDER CAPITAL LEASES, net of current portion       25,946         29,368
                                                          ------------   ------------
OTHER NONCURRENT LIABILITIES                                   15,078          4,290
                                                          ------------   ------------
DEFERRED INCOME TAXES                                           7,013              -
                                                          ------------   ------------
LIABILITIES SUBJECT TO COMPROMISE                             302,424        301,326
                                                          ------------   ------------
COMMITMENTS AND CONTINGENCIES (See Note 14)

STOCKHOLDERS' DEFICIT:
  Common stock, $0.01 par; authorized 63,700,000
    shares; 30,320,628 shares issued and 30,071,621
    outstanding in both 2000 and 1999                             303            303
  Capital in excess of par                                    213,560        213,560
  Retained earnings (deficit)                                (560,643)      (493,782)
  Treasury stock, at cost, 249,007 shares in both
    2000 and 1999                                                (301)          (301)
                                                          ------------   ------------
      Total stockholders' deficit                            (347,081)      (280,220)
                                                          ------------   ------------
                                                            $ 199,382      $ 333,642
                                                          ============   ============

   The accompanying notes are an integral part of these financial statements.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)

                                                               Years Ended March 31,
                                                    --------------------------------------------
                                                         2000           1999            1998
                                                    -------------  --------------  -------------
NET SALES                                              $ 535,052       $ 653,100      $ 812,948
                                                    -------------  --------------  -------------
COSTS AND EXPENSES:
  Cost of sales                                          303,016         376,327        467,591
  Selling, general and administrative expenses           245,819         280,810        337,278
  Unusual operating expenses                                   -               -         16,151
  Depreciation and amortization                            8,862          17,948         24,093
  Interest expense, net                                   16,822          29,477         39,592
                                                    -------------  --------------  -------------
                                                         574,519         704,562        884,705
                                                    -------------  --------------  -------------
LOSS BEFORE REORGANIZATION ITEMS AND
  INCOME TAXES                                           (39,467)        (51,462)       (71,757)

REORGANIZATION ITEMS:
  Loss on store closings and other                        21,132          36,359         33,649
  Acceleration of goodwill amortization                        -               -         14,975
  Professional fees                                        6,262           6,623          6,888
                                                    -------------  --------------  -------------
    Total                                                 27,394          42,982         55,512
                                                    -------------  --------------  -------------
LOSS BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEMS                                    (66,861)        (94,444)      (127,269)

INCOME TAX (BENEFIT)                                           -               -        (39,687)
                                                    -------------  --------------  -------------
LOSS BEFORE EXTRAORDINARY ITEMS                          (66,861)        (94,444)       (87,582)

EXTRAORDINARY ITEMS, NET OF TAX
  BENEFIT OF $2,630 IN 1998                                    -               -         (5,805)
                                                    -------------  --------------  -------------
NET LOSS                                               $ (66,861)      $ (94,444)     $ (93,387)
                                                    =============  ==============  =============
LOSS PER COMMON SHARE:
  Loss before extraordinary items                         ($2.22)         ($3.15)        ($2.93)
  Extraordinary items                                          -               -          (0.19)
                                                    -------------  --------------  -------------
NET LOSS                                                  ($2.22)         ($3.15)        ($3.12)
                                                    =============  ==============  =============
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                  30,071,621      30,023,119     29,923,578
                                                    =============  ==============  =============

   The accompanying notes are an integral part of these financial statements.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                    (Dollars in thousands, except share data)

                                       Common Stock            Capital       Retained                         Minimum
                                ---------------------------   in Excess      Earnings         Deferred         Pension      Treasury
                                    Shares        Amount        of Par       (Deficit)      Compensation      Liability       Stock
                                --------------  -----------  ------------  -------------   --------------   -------------  ---------
BALANCE, MARCH 31, 1997            30,320,628        $ 303      $213,560     $ (305,951)       $ (1,169)       $ (637)      $ (178)

Net loss                                    -            -             -        (93,387)              -             -            -

Amortization of deferred
  compensation                              -            -             -              -             871             -            -

Elimination of minimum pension
  liability                                 -            -             -              -               -           637            -

Treasury stock, 121,275 shares              -            -             -              -               -             -         (110)
                                --------------  -----------  ------------  -------------   ------------- -------------  -----------
BALANCE, MARCH 31, 1998            30,320,628          303       213,560       (399,338)           (298)            -         (288)

Net loss                                    -            -             -        (94,444)              -             -            -

Amortization of deferred
  compensation                              -            -             -              -             298             -            -

Treasury stock, 67,275 shares               -            -             -              -               -             -          (13)
                                --------------  -----------  ------------  -------------   ------------- -------------  -----------
BALANCE, MARCH 31, 1999            30,320,628        $ 303      $213,560     $ (493,782)       $      -        $    -       $ (301)

Net loss                                    -            -             -        (66,861)              -             -            -
                                --------------  -----------  ------------  -------------   ------------- -------------  -----------
BALANCE, MARCH 31, 2000            30,320,628        $ 303      $213,560     $ (560,643)       $      -        $    -       $ (301)
                                ==============  ===========  ============  =============   ============= =============  ===========

   The accompanying notes are an integral part of these financial statements.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                      Years Ended March 31,
                                                             -----------------------------------------
                                                                2000           1999          1998
                                                             ------------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $ (66,861)    $ (94,444)     $ (93,387)
                                                             ------------   -----------   ------------
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation                                                 5,377        10,750         14,421
      Amortization                                                 3,485         7,198          9,672
      Amortization of original issue discount on
        deferred debentures                                            -             -            331
      Amortization of deferred financing fees                          -         2,061          2,326
      Amortization of deferred compensation                            -           298            871
      Pension expense                                                (58)          310            901
      Loss (gain) on disposal of property and equipment              (29)           58            (39)
      Other                                                            -           390          6,146
      Deferred tax benefit                                             -             -        (42,372)
      Extraordinary loss related to early redemption
        of debt, before tax benefit                                    -             -          8,435
      Inventory write-down                                             -         4,836          6,124
      Goodwill write-off                                               -             -          2,810
      Reorganization items, non-cash                               4,692        21,853         45,532
      Change in operating assets and liabilities:
        Decrease (increase) in:
          Receivables                                                521         3,553          6,265
          Inventories                                              3,939        46,065         19,376
          Deposits and prepaid expenses                               85        (1,381)           (49)
          Income taxes receivable                                      -             -          2,299
          Other, net                                             (11,495)       (4,372)           315
        Increase (decrease) in:
          Accounts payable, trade                                    879        (9,144)        (2,320)
          Accrued expenses and other liabilities                   9,208        10,829         (4,593)
          Income taxes payable                                      (110)          (38)           198
          Other noncurrent liabilities                             6,818           119           (305)
                                                             ------------   -----------   ------------
             Total adjustments                                    23,312        93,385         76,344
                                                             ------------   -----------   ------------
NET CASH USED IN OPERATING ACTIVITIES                            (43,549)       (1,059)       (17,043)
                                                             ------------   -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                            (4,863)       (7,768)       (14,130)
  Proceeds from sale of property and equipment
    and other assets                                             121,640        20,685         46,775
                                                             ------------   -----------   ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                        116,777        12,917         32,645
                                                             ------------   -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit facilities                             628,447       840,799        990,740
  Repayments under credit facilities                            (695,673)     (844,951)      (992,189)
  Principal payments on long-term debt                            (6,962)         (145)        (8,503)
  Principal payments under capital lease obligations                (582)       (2,269)        (3,174)
  Increase (decrease) in cash overdrafts                           1,387        (7,572)        (3,129)
  Payment of deferred financing fees                                   -             -         (3,165)
  Acquisition of treasury stock                                        -           (13)          (110)
                                                             ------------   -----------   ------------
NET CASH USED IN FINANCING ACTIVITIES                            (73,383)      (14,151)       (19,530)
                                                             ------------   -----------   ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                           (155)       (2,293)        (3,928)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       3,046         5,339          9,267
                                                             ------------   -----------   ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                         $   2,891     $   3,046      $   5,339
                                                             ============   ===========   ============

   The accompanying notes are an integral part of these financial statements.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

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

         On May 25, 2000, the Debtors filed a "Disclosure Statement" and a "Second Amended Joint Plan of Reorganization" ("Plan of Reorganization" or "Plan"), pursuant to Section 1125 of the Bankruptcy Code with the Court. The Disclosure Statement sets forth certain information regarding, among other things, significant events that have occurred during the Debtors' Chapter 11 cases and the anticipated organization, operation and financings of "Reorganized Levitz". The Disclosure Statement describes the Plan of Reorganization, certain effects of Plan confirmation, certain risk factors associated with securities to be issued under the Plan, and the manner in which distribution will be made under the Plan. In addition, the Disclosure Statement discusses the confirmation process and the voting procedures that holders of claims in impaired classes must follow for their votes to be counted. The Plan of Reorganization sets forth certain information, among other things, the classification and treatment of claims and interests, means for implementation of the Plan, acceptance or rejection of the Plan and effect of rejection by one or more classes of claims or interests, provisions for governing distributions, the treatment of executory contracts and leases, conditions precedent to confirmation of the Plan and the occurrence of the effective date of the Plan. The foundation of the Plan is (i) a management agreement between Seaman Furniture Company, Inc. ("Seaman") and LFI (the "Management Agreement") and (ii) a shared services agreement between Seaman and LFI (the "Shared Services Agreement").

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 2000

         Under the Management Agreement, Seaman would perform the general day to day management of Levitz's stores located on the East Coast. Levitz would perform the day to day management of its stores on the West Coast. Under the Shared Services Agreement, Seaman would provide certain services to Levitz, including: (i) accounting, (ii) finance,
         (iii) advertising support, (iv) MIS and telecommunications, (v) human resources, (vi) insurance, (vii) inventory control and merchandise loss protection, (vii) real estate, (ix) legal and (x) logistic support of the merchandise program. The agreements would provide the Debtors with, among other things, cost savings, streamlined operations, and economies of scale with respect to purchasing inventory.

         The Plan of Reorganization as filed provides, among other things, that as of the Plan effective date:

         (1) All holders of an allowed administrative and priority tax claim are unimpaired and unclassified, are not entitled to vote on the Plan and will receive cash or such other treatment as to which LFI and such creditor shall have agreed in writing.
         (2) All holders of an allowed other priority claim (Class 1), setoff claim (Class 2) and miscellaneous secured claim (Class
                  3) are unimpaired, are deemed to have accepted the Plan and, therefore not entitled to vote on the Plan and will receive cash or setoff or reinstatement or such other treatment as to which LFI and such creditor shall have agreed in writing.
         (3) All holders of a small unsecured claim (less than $1,000, Class 4) are impaired and are entitled to vote on the Plan and shall receive in cash 30% of the allowed amount of the claim.
         (4) All holders of an allowed general unsecured claim (Class 5) are impaired, are entitled to vote on the Plan and shall receive their pro rata share of the new common stock distribution of "Levitz Home Furnishings, Inc." ("LFHI"). A beneficial holder of more than one Allowed Class 5 General Unsecured Claim may elect to reduce the aggregate amount of such Claim to $20,000 and receive a single distribution as a holder of an Allowed Class 4 Small Unsecured Claim.
         (5) All holders of an allowed subordinated claim (Class 6) are impaired, are deemed to have rejected the Plan and, therefore, not entitled to vote on the Plan, and shall not receive or retain any property or interest in property on account of their subordinated claim.
         (6) All intercompany claims (Class 7) shall be cancelled, and their holders shall not receive or retain any property or interest in property on account of their intercompany claims.
         (7) All holders of Interests (the rights of any current or former holder or owner of "old equity securities" authorized and issued prior to the Plan confirmation date, Class 8) are impaired, are deemed to have rejected the Plan and, therefore, are not entitled to vote on the Plan. All Interests shall be cancelled and the Interest holders shall not receive or retain any property or interest in property on account of their Interests.

         On June 23, 2000 the Chancery Court of Delaware issued a preliminary injunction prohibiting Seaman from performing or taking any further action with respect to the performance of the aforementioned Management and Shared Services agreements. While Levitz is not a party to the Chancery Court action, this decision makes it unlikely that the Company will be able to implement the Plan of Reorganization as filed by the Company on May 25, 2000.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 2000

         Levitz and substantially all of its subsidiaries, as debtors-in-possession, are parties to a DIP Credit Agreement dated as of September 5, 1997, as amended (the "DIP Facility"), with Bankers Trust Credit Corp. ("BTCC") as agent. The DIP Facility has provided Levitz with the cash and liquidity necessary to conduct its operations and pay for merchandise shipments at normal levels during the course of the Chapter 11 Cases. The DIP Facility is secured by substantially all of the assets of Levitz and a perfected pledge of stock of all Levitz companies. On June 21, 2000, the Bankruptcy Court approved an amendment to (i) extend the DIP Facility to December 31, 2000, (ii) decrease the availability of the Revolving Loans and Letters of Credit to no more than $85 million, (iii) waive violations of EBITDA covenants required as of March 31, 2000 and set minimum EBITDA at ($2,000,000) and ($0) for the three and six month periods ending June 30 and September 30, 2000, and (iv) provide for an increase in the Overadvance Term Loan commitment to a total of $45 million. The Company does not currently have any other sources of financing to support its cash flow requirements beyond December 31, 2000.

         As a result of the Chancery Court Action, the Company is currently in the process of developing a new "stand-alone" plan of reorganization. Such plan will include measures for obtaining a working capital financing facility to replace the current revolver facility under the DIP Agreement and sources of additional capital from existing creditors and vendors which would be required to finance the Company's "stand-alone" plan. The proceeds of these arrangements would be used to support future operations.

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

         In the Chapter 11 cases, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 2000

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

         Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other prepetition executory contracts, subject to Court approval. Claims for damages resulting from the rejection of real estate leases and other executory contracts will be subject to separate bar dates. The Debtors have not reviewed all real estate leases for assumption or rejection. As of March 31, 2000, the Debtors had rejected leases for 27 store locations, reached agreement with the landlord on seven store locations to terminate without liability and assumed and assigned leases on 37 store locations without liability. The Court has extended the time for which the Debtors may assume or reject unexpired leases of nonresidential real property to August 28, 2000. The liabilities subject to compromise include a reserve for an estimated amount that may be claimed by lessors for the stores that have been closed through March 31, 2000. The Debtors will continue to analyze their real estate leases and executory contracts and may assume or reject additional leases and contracts. Such rejections could result in additional liabilities subject to compromise.

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

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 2000

         Revenue Recognition Policy

         Levitz currently recognizes revenue at the time a sales order is written and the following conditions are met: the merchandise is in stock and is available for sale; for a credit sale, the credit is unconditionally approved; and for items requested to be delivered by a customer, a firm delivery date is set, and a minimum down payment is received. In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. This SAB provides additional guidance in applying generally accepted accounting principles for revenue recognition in consolidated financial statements. Upon the emergence from Chapter 11, or no later than January 1, 2001, the Company will change its method of accounting to record merchandise sales upon delivery of merchandise to customers, rather than prior to delivery, in order to be consistent with the provisions of SAB 101. Had the Company elected to adopt SAB 101 at March 31, 2000, the pre-tax amount of the one-time non-cash charge is estimated to have been between $4.0-$6.0 million. The cumulative effect of the change represents the deferral of previously recorded revenue, net of direct costs, related to merchandise that had not been delivered to the customer as of March 31, 2000. This change in accounting will impact future interim and fiscal year reporting periods based on seasonal trends in sales and corresponding delivery cycles. However, there will be no impact on the Company's cash flows from operations as a result of this change.

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

         Inventories

         Inventories of furniture and accessories are stated at the lower of cost or market. In December 1998, the Company reviewed certain discontinued and/or slower moving inventory as well as damaged inventory items. Included in cost of sales is a $4.8 million charge reflecting the Company's adjustment to record this inventory at its estimated net realizable value. Cost is determined using the last-in, first-out (LIFO) method. Inventories valued on the LIFO cost method were approximately $9.1 million and $8.8 million lower than first-in, first-out (FIFO) costs at March 31, 2000 and 1999, respectively.

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

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 2000

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

         Property Held for Disposal

         Property held for disposal represents the net book value or net realizable value of land, buildings, leasehold improvements and leasehold interests associated with closed facilities. Property held for disposal was $2.3 million and $32.5 million at March 31, 2000 and 1999, respectively and is classified in other assets.

         Intangible Leasehold Interests

         Intangible leasehold interests represent the value associated with renewal terms of capital leases and original and renewal terms of operating leases acquired by LFI at rents below market value. Intangible leasehold interests are amortized by the straight-line method over the original and renewal terms of the related leases. Accumulated amortization related to intangible leasehold interests was $10.8 million and $9.1 million as of March 31, 2000 and 1999, respectively.

         Income Taxes

         LFI accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in LFI's financial statements or tax returns. In estimating future tax consequences, LFI generally considers all expected future events other than enactment of changes in the tax laws or rates. The income tax benefit generated as a result of the net loss during the years ended March 31, 2000 and 1999 was fully offset by a valuation allowance.

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

         Advertising Expenses

         LFI expenses all advertising costs the first time the advertising takes place including direct-response advertising. Advertising expense for fiscal years ended March 31, 2000, 1999 and 1998 was $88.2 million,

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 2000

         $93.4 million and $108.1 million, respectively. Advertising expenditures include promotional financing fees of $30.1 million, $28.4 million and $27.2 million for fiscal years ended March 31, 2000, 1999 and 1998, respectively.

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

         Earnings Per Share

         Shares outstanding from the issuance of options, warrants and restricted stock was 5,797,490, 6,178,740 and 7,293,737 for the years ended March 31, 2000, 1999 and 1998, respectively. Even though a portion of these shares may have a dilutive affect on earnings per share, all had an antidilutive impact on the Company's loss from continuing operations, and therefore, have no impact on the Company's earnings per share calculation.

         Reclassifications

         Effective March 31, 1999, LFI elected to reclassify certain revenues in its consolidated statements of operations. As a result, net sales, and selling, general and administrative ("SG&A") expenses have been restated for the fiscal years ended March 31, 1999 and 1998. LFI now reflects delivery income and miscellaneous revenue in SG&A expenses. Previously, these revenues were included in net sales. The effect of this reclassification was to reduce net sales and SG&A expenses by $19.8 million and $23.9 million for the fiscal years ended March 31, 1999 and 1998, respectively.

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

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 2000

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

                                                                  March 31,
                                                                    2000
                                                                 (Dollars in
      Liabilities Subject to Compromise                           thousands)
      ---------------------------------                          -----------

Accounts payable, trade                                           $  38,901
Accrued expenses                                                     15,313
13.375% Senior Notes due 10/15/98                                    96,031 (1)
9.625% Senior Subordinated Notes due 7/15/03                        101,337 (1)
Senior Deferred Coupon Debentures due 6/15/02                         8,716 (1)
Reserve for lease rejection claims                                   20,432
Executive retirement and employment agreements                       17,359 (2)
General liability claims                                                736
Reserve for previous store closings                                   1,353
Common area maintenance                                                 234
Real estate taxes                                                     1,508
Personal property taxes                                                 504
                                                                  ----------
                                                                  $ 302,424
                                                                  ==========

         (1)      Includes accrued interest at September 4, 1997.
         (2) Includes $15,824 related to employee benefits and agreements which were assumed by a creditor in fiscal 1999.

         As a result of the Chapter 11 filing, no principal or interest payments will be made on most prepetition debt without Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Court and becomes effective. Interest on prepetition unsecured obligations has not been accrued after the Petition Date except that interest expense and principal payments will continue to be recorded on capital lease obligations unless the leases are rejected by the Debtors. If a capital lease is rejected the obligation will be limited to the lease rejection claim. Contractual interest expense of $23.1 million was not recorded on certain prepetition debt for Fiscal years ended 2000 and 1999. Contractual interest expense of $13.3 million was not recorded for the period from September 5, 1997 through March 31, 1998.

4.       REORGANIZATION ITEMS:

         Reorganization items represent the costs to restructure the Company during the Chapter 11 proceedings. Store closing charges include the write-down of assets to their net realizable value, severance pay and continuing expenses. The following costs are included for Fiscal 2000, 1999 and 1998 (dollars in millions):

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 2000

                                          2000           1999           1998
                                      ------------   ------------   ------------
Store closings                              $   -          $42.3          $23.4
Deferred financing fees and
  other                                         -              -            2.5
Loss (gain) on sale of property
  held for sale                               0.4           (5.9)             -
Reserve for HRS closed store
  portfolio                                  14.1              -              -
Store closing reserve                         3.1              -              -
Lease rejection claims                        1.2              -              -
Adjust net realizable value of
  closed property                             2.3              -              -
Loss on sale of John M. Smyth
  Company Assets                                -              -           22.7
Professional fees                             6.3            6.6            6.9
                                      ------------   ------------   ------------
                                            $27.4          $43.0          $55.5
                                      ============   ============   ============

         In Fiscal 2000, the Company accrued a charge of $14.1 million related to the estimated remaining losses on the closed store receivable portfolio which the Company is obligated to pay under its agreement with Household Bank NA. In addition, as a result of unanticipated closing costs, the holding of certain properties longer than originally estimated, and unfavorable lease rejection costs, the Company increased the related reserves by $3.1 million, $1.2 million and $2.3 million respectively. Professional fees remained consistent with prior years.

         In Fiscal 1999, LFI closed forty-two stores in under-performing or non-strategic markets. Fifteen stores were closed in June 1998 and twenty-seven stores were closed in January 1999. In addition to the store closings, certain support functions were or are being eliminated over a period of time and fifteen warehouses, as part of the "Warehouse Rationalization Program", were closed where another warehouse in the same or adjacent market could service the store. The pre-tax charge for store and warehouse closings and the elimination of certain support functions was $42.3 million which included non-cash charges of $17.8 million for the write-down of assets to their net realizable values net of capital lease obligations of $14.7 million, $7.6 million loss on the sale of inventory to liquidators and anticipated lease rejection claims of $4.3 million. Cash charges include severance pay of $3.3 million and continuing expenses of $9.3 million.

         During Fiscal 1999, LFI recognized $5.9 million in gains on the sale of eight previously closed stores. The gains were recorded as reorganizational items.

         During October 1997, the Court approved a motion for Levitz to close eighteen stores in under-performing markets. The Company recorded a pre-tax charge of $23.8 million associated with the closing of these stores. The charge included non-cash items for the write-down of property, capital lease assets, furniture and fixtures to their net realizable values of $18.9 million, the loss on sale of inventory through liquidation in the amount $1.5 million and the write-down of other assets in the amount of $0.8 million. Cash items include severance pay of $1.6 million and continuing expenses of $1.0 million. Additional non-cash reorganization items written off at the same time included acceleration of goodwill amortization of $4.7 million and deferred financing fees of $2.5 million. As of March 31, 2000 approximately $2.6 million of this closing reserve remained.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 2000

         On January 9, 1998, Levitz sold substantially all of the assets of the John M. Smyth Company ("JMS"), a wholly-owned subsidiary of Levitz, which then operated five store locations in the Chicago, Illinois vicinity. The gross proceeds from the sale, which includes reimbursed amounts, were approximately $35.6 million. The proceeds were used to pay mortgages, accounts payable, accrued liabilities and reduce borrowings under the DIP Facilities. In December 1997, Levitz incurred a charge of $18.0 million on the sale and closing of the JMS facilities. The charge included non-cash items for loss on sale of property and equipment of $5.0 million, acceleration of goodwill amortization of $10.3 million, lease rejection claims of $1.6 million and write-off of other assets of $0.2 million. The charge included cash items of $0.3 million for severance pay and $0.6 million for continuing expenses. At March 31, 2000, the reserve was fully amortized.

         Net sales and operating (loss) (exclusive of certain central office expense allocations and prior to interest expense, income taxes and reorganization items) from the forty-two stores closed in Fiscal 1999, and the twenty-four stores closed or disposed of during Fiscal 1998 were (in 000's):

                                      1999                1998
                                -----------------   -----------------

Net sales                               $138,257            $299,073

Operating (loss)                          (2,879)            (24,044)

         Professional fees include accounting, legal and consulting services provided to LFI and the Creditors' Committee which, subject to Court approval, are required to be paid by LFI while it is in Chapter 11.

5.       CONSOLIDATED STATEMENTS OF CASH FLOWS:

         Supplemental disclosures of cash flow information (dollars in thousands):

                                              2000      1999       1998
                                            -------   --------   --------

Cash paid/(received) during the year for:
    Interest                                $18,391    $26,152    $37,853
    Income tax (refunds), net                   110         36     (2,417)

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 2000

6.       DEBT:

         Outstanding balances under debt arrangements are as follows (dollars in thousands):

                                                         March 31,                   Maturity
                                               -------------------------------     Year Ending
                                  Rate             2000             1999             March 31
                                  ----         --------------   --------------   -----------------
DIP Facilities                  Variable            $ 77,392         $144,618          2000
Senior notes                    13.375%               91,267           91,267          1999
Senior deferred coupon
  debentures                     15.00%                8,439            8,439          2003
Senior subordinated notes        9.625%              100,000          100,000          2004
Mortgages                      8.375%-13%                  -            6,962      2003 to 2006
                                               --------------   --------------
                                                     277,098          351,286
Less -
Current portion of long-
  term debt                                                -            6,962
DIP Facilities classified
  as current                                          77,392          144,618
Unsecured debt reclassified
  as subject to compromise                           199,706          199,706
                                               --------------   --------------
                                                    $      -         $      -
                                               ==============   ==============

         LFI and substantially all of its subsidiaries, as debtors-in-possession, are parties to a DIP Credit Agreement dated as of September 5, 1997, as amended (the "DIP Facility"), with Bankers Trust Credit Corp. ("BTCC") as agent. The DIP Facility approved by the Bankruptcy Court initially provided for up to $260.0 million of availability. The DIP Facility contained revolving loans of $223.6 million and a term loan of $36.4 million. Letter of Credit obligations under the revolving DIP Facility are limited to $25.0 million. The DIP Facility has been intended to provide Levitz with the cash and liquidity necessary to conduct its operations and pay for merchandise shipments at normal levels during the course of the Chapter 11 Cases.

         Loans made under the DIP Facility revolving notes bear interest, at Levitz's option, at a rate equal to either BTCC's prime lending rate plus 1.50% or BTCC's LIBOR rate plus 3.75%. The term note bore interest at 16%. Levitz is required to pay an unused line fee of 0.50%, and a letter of credit fee of 2.0%. Levitz paid financing fees of $3.2 million on the closing date. These financing fees were amortized over the original life of the DIP Facility.

         The maximum borrowings, excluding the term commitments, under the DIP Facility are limited to 85% of eligible Accounts Receivable, 75% of Eligible Inventory (as both are defined in the DIP Facility).

         The DIP Facility is secured by substantially all of the assets of Levitz and a perfected pledge of stock of all Levitz companies. The DIP Facility contains restrictive covenants including, among other things, the maintenance of minimum earnings before interest, taxes, depreciation and amortization as defined (EBITDA), limitations on the incurrence of additional indebtedness, liens, contingent obligations, sale of assets, and a prohibition on paying dividends.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 2000

         During the Chapter 11 Cases, the Company negotitated several amendments to the DIP Facility. Toward the end of July 1998, the Company believed that additional availability under the revolving line of credit portion of the Company's DIP Facility was necessary as Levitz entered the fall 1998 retail buying season. Thus, the Company sought, and by Bankruptcy Court order dated September 17, 1998, obtained, an order authorizing the Company to enter into an amendment of the DIP Facility, under which they borrowed $22,000,000 under a second term loan from AG Capital Funding Partners, L.P. (as agent for and on behalf of certain affiliates and/or managed, accounts), which monies were used to reduce outstanding borrowings under the revolving line of credit portion of the Company's DIP Facility, on the same priority basis as the original term loan under the DIP Facility.

         The DIP Facility was set to expire on March 5, 1999. Levitz negotiated with the Lenders and reached an agreement extending the maturity date of the loans under the DIP Facility and obtained an additional $10 million commitment from Resurgence Partners, L.P., an affiliate of the Company's largest claim holder, the proceeds of which were available to reduce borrowings under the revolving loans under the DIP Facility. On March 2, 1999, the Bankruptcy Court approved the amendment. On May 28, 1999, the Bankruptcy Court authorized an amendment to the DIP Facility to repay the Term Loans using proceeds of the Sale/Leaseback Transaction with a third party and extend the DIP Facility maturity through December 31, 1999. Thus both the original term note in the amount of $36.4 million and the second term note in the amount of $22 million, both of which had accrued interest at sixteen percent, were paid in full. Also, the maturity date of the DIP Facility was extended (by the tenth amendment to the DIP Facility) to December 31, 1999 and the commitment thereunder reduced to $125 million.

         Three further amendments to the DIP Facility were approved by the Bankruptcy Court, between August and December, 1999. Previously, the DIP Facility had required that the Revolving Credit Line be repaid before any principal payments be made on the Overadvance Term Loan. On August 24, 1999, the Bankruptcy Court approved amendments that provided for principal repayment of the Overadvance Term Loan, should the Excess Availability surpass $18,000,000 for five consecutive business days; and, conversely, granting a $10,000,000 term loan, should the Excess Availability fall below $12,000,000; as well as a provision for acceleration of the Debtors' obligations under the Overadvance Term Loan under certain conditions. By final order entered on October 27, 1999, the DIP Facility was amended to: (1) extend the Expiration Date and Overadvance Maturity Date to June 30, 2000; (2) extend the Fixed Asset Sublimit to December 31, 1999; (3) reduce the commitment on the Revolving Line of Credit to $95,000,000; (4) require the Debtors to pay an amendment fee of $150,000; and (5) and set the minimum EBITDA at $4,000,000 beginning December 31, 1999, and $9,000,000 as of March 31,
         2000. On December 14, 1999, the Bankruptcy Court approved an amendment to the DIP Facility to include Levitz Furniture Company of Massachusetts, Inc. as a party subject to all the provisions of the DIP Credit Agreement. Subsequently, the Court approved amendments providing for additional overadvance loans to a total amount of $35,000,000. The Debtors pay interest monthly at an annual rate of 16% on the funded portion of the Overadvance Term Loan commitment and a monthly collateral management fee of .75%, which can be paid by issuing additional notes.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 2000

         On June 21, 2000, the Bankruptcy Court approved an amendment to (i) extend the DIP Facility to December 31, 2000, (ii) decrease the availability of the Revolving Loans and Letters of Credit to no more than $85 million, (iii) waive violations of EBITDA covenants required as of March 31, 2000, and set minimum EBITDA at ($2,000,000) and ($0) for the three and six month periods ending June 30 and September 30, 2000 and (iv) provide for an increase in the Overadvance Term Loan commitment to a total of $45 million.

         Levitz is exposed to market risk as a result of the terms of the DIP Facility which requires the Company to pay a variable interest rate based on the fluctuation of Bankers Trust Company's prime lending rate. The change in annual cash flow and earnings resulting from a 1% increase or decrease in interest rates based on outstanding borrowings at March 31, 2000 would be approximately $0.5 million assuming other variables remained constant.

         At March 31, 1999, all mortgages were classified as current due to the Sale-Leaseback Transaction and Bulk Sale Transaction as described in
         Note 8 to the consolidated financial statements. All mortgages have been paid from the proceeds of both transactions.

         The Company is currently in default of the senior notes, senior deferred coupon debentures, and senior subordinated notes, all of which are unsecured and have been classified as liabilities subject to compromise.

7.       UNUSUAL OPERATING EXPENSES:

         During Fiscal 1998, upon the resignation of an officer, LFI accrued severance costs (i.e., future payroll and employee benefit) of $1.3 million under the provisions of an employment agreement. Additionally, LFI recorded a $5.9 million write-off of the future service revenue receivable under the GECC Agreement when Levitz was required to account for the transfer of assets under the GECC Agreement as a secured borrowing with a pledge of collateral rather than as a sale for financial reporting purposes. The charges increased the net loss by $5.0 million or $0.17 per share.

         During the fourth quarter of Fiscal 1998, the Company reviewed certain discontinued and/or slow moving inventory items that did not complement the new merchandise assortment. In an effort to accelerate the liquidation of these items, the Company reduced their selling prices. Included in unusual operating expenses is a $6.1 million charge reflecting the Company's adjustment to record this inventory at its estimated net realizable value. The Company also wrote off goodwill in the amount of $2.8 million. The charges increased the net loss by $6.1 million or $0.20 per share.

8.       LEASING ARRANGEMENTS:

         Levitz leases its facilities generally under non-cancelable leases for original terms ranging from 10 to 40 years. Most leases are for land and buildings and contain renewal options and some include options to purchase the properties.

         On June 8, 1999, Levitz sold 11 owned properties and leasehold interests and/or rights on 11 leased properties for gross proceeds of $67.3 million ("Contract of Sale"). Net proceeds, which excludes closing costs, of $67.1 million were used to pay-off existing mortgages and related accrued interest, default interest and other fees of $7.6

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 2000

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

         At the same time, Levitz entered into a Unitary Lease Agreement to lease back all of the owned property as well as the property where the leasehold interest was sold ("Sale-Leaseback Transaction"). The Unitary Lease Agreement is for an initial term of twenty years with three additional option periods of five years each. Rent is payable monthly, in advance, calculated at 10.75% of the gross proceeds for the first five years of the initial term with incremental increases of 5% after each five year period of the initial terms and all option periods.

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

         Amortization expense relating to property under capital leases for the years ended March 31, 2000, 1999 and 1998 was $2.7 million, $6.0 million and $8.3 million, respectively.

         Minimum annual rentals on continuing stores at March 31, 2000 for the five years subsequent to March 31, 2000 and in the aggregate are as follows (dollars in thousands):

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 2000

                                             Capital             Operating
Year                                          Leases               Leases
----                                     ----------------     -----------------
2001                                               3,495                22,733
2002                                               3,407                21,973
2003                                               3,407                20,624
2004                                               3,407                19,587
2005                                               3,593                19,425
Thereafter                                        70,200               205,386
                                         ----------------     -----------------
Total minimum lease payments                      87,509              $309,728
                                                              =================
Less - Amount representing interest               61,212
                                         ----------------
Present value of net minimum
  payments under capital leases                   26,297
Less - Current portion of
         continuing leases                           351
                                         ----------------
                                                 $25,946
                                         ================

         Rent expense includes minimum rentals on operating leases, contingent payments based on either the Consumer Price Index or a percentage of sales for both capital and operating leases and amortization of intangible leasehold interests.

         Rent expense consists of the following (dollars in thousands):

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 2000

                            2000              1999               1998
                       ---------------   ----------------   ---------------
Rent expense                   17,399             18,630            23,835
Sublease income                  (481)              (810)             (519)
                       ---------------   ----------------   ---------------
Rent expense, net             $16,918            $17,820           $23,316
                       ===============   ================   ===============

         Some rental agreements contain escalation provisions that may require higher future rent payments. Rent expense incurred under rental agreements that contain fixed escalation clauses is recognized on a straight-line basis over the life of the lease.

9.       PRIVATE-LABEL CREDIT CARD PROGRAM:

         On September 4, 1998 Levitz and its operating subsidiaries entered into an agreement ("Merchant Agreement") with Household Bank (SB), N.A. ("Household") whereby Household would provide financing to individual consumers purchasing merchandise from Levitz ("Private-Label Credit Card Program"). The Court approved the Merchant Agreement and granted a first priority and security interest and lien to Household on certain reserves retained or accumulated by Household, totaling $17.3 million at March 31, 2000, and gave administrative expense status to substantially all obligations of Levitz arising under the Merchant Agreement.

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

         Levitz is exposed to market risk under the terms of the Household Agreement. Levitz may pay a fee or may receive income, based upon the relationship among the interest earned on the portfolio, the amount of the servicing fee, the cost of capital, promotional discount fees and credit losses. Levitz is obligated for all credit losses under the portfolio, including the GECC portfolio transferred to Household, up to a maximum of 15% of average outstanding receivables and for 50% of all credit losses above 15%. A one percent increase or decrease in the finance charge to customers or the cost of capital or the credit loss rate would increase or decrease the annual income from the portfolio by $2.7 million to $4.9 million.

         Levitz recorded income from both the Merchant Agreement and the GECC Agreement of $24.4 million, $13.2 million, and $7.9 million for the years ended March 31, 2000, 1999, and 1998, respectively.

         Included in the consolidated balance sheets for the years ended March 31, 2000 are (dollars in thousands):

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 2000

                                   2000                       1999
                        -------------------------     ----------------------
                            Asset      Liability         Asset    Liability
                        ------------  -----------     ---------  -----------

Net receivable/
   payable  (1)             $     -      $ 4,323        $2,964     $      -
Merchant risk
   reserve  (2)              17,336                      6,117            -
Promotional discount
   accrual  (3)                   -       26,935             -       23,788
                        ------------  -----------     ---------  -----------
    Total                   $17,336      $31,258        $9,081     $ 23,788
                        ============  ===========     =========  ===========

         (1) The net receivable/payable represents amounts due from or owed to Household on the settlement of monthly portfolio operations pursuant to the Merchant Agreement and customer accounts that were submitted to Household for purchase.

         (2) Levitz is also required under the Merchant Agreement to fund a merchant risk reserve of 2.5% for the first year and 3.5% thereafter of all amounts financed up to a stipulated dollar amount. The merchant risk reserve is the amounts paid to Household in case the Merchant Agreement is terminated or Levitz would discontinue operations. The cash can be returned to Levitz if a letter of credit is posted or Levitz emerges from bankruptcy and meets certain financial covenants. The amount is included in other long-term assets on the consolidated balance sheets.

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

10.      INCOME TAXES:

         LFI has a Federal cumulative net operating loss ("NOL") carry-forward of $131.1 million as of the fiscal year ended March 31, 2000. LFI has recorded a full valuation allowance against the federal and state NOL's for the fiscal year ended March 31, 2000. The cumulative NOL net tax benefit at March 31, 2000 before full valuation allowance was $45.9 million. LFI will continue its current practice of providing a valuation allowance against future net operating losses pending a change in financial condition. Limitations may be placed on the realization of these NOL's when LFI emerges from bankruptcy. Federal NOL carry-forwards are available through Fiscal 2019.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 2000

         The benefit for income taxes was allocated as follows (dollars in thousands):

                                           2000              1999               1998
                                     ---------------  -----------------  -----------------
Loss before extraordinary items                 $ -                $ -           $(39,687)
Extraordinary items                               -                  -             (2,630)
                                     ---------------  -----------------  -----------------
                                                $ -                $ -           $(42,317)
                                     ===============  =================  =================

         The components of the benefit for income taxes applicable to loss before extraordinary items is (dollars in thousands):

                                           2000               1999               1998
                                     ----------------   ----------------   ----------------
Current:
  Federal                                      $   -               $  -           $      -
  State                                          140                 52                 57
                                     ----------------   ----------------   ----------------
                                                 140                 52                 57
                                     ----------------   ----------------   ----------------
Deferred:
  Federal                                          -                  -            (35,249)
  State                                         (140)               (52)            (4,495)
                                     ----------------   ----------------   ----------------
                                                (140)               (52)           (39,744)
                                     ----------------   ----------------   ----------------
                                               $   -               $  -           $(39,687)
                                     ================   ================   ================

         A reconciliation of the statutory benefit for income taxes on loss before extraordinary items to the actual tax benefit is as follows (dollars in thousands):

                                            2000               1999               1998
                                     -----------------   ----------------   ----------------
Computed income tax benefit
  at Federal statutory rate                  $(23,402)          $(33,056)          $(44,544)
State and local income tax
  benefit, net of federal
  income tax                                   (9,273)            (5,676)            (7,108)
Permanent differences                           2,609              2,938              6,797
Federal valuation allowance                    21,381             31,388              1,072
State valuation allowance                       7,139              7,198              4,223
Other                                           1,546             (2,792)              (127)
                                     -----------------   ----------------   ----------------
                                             $      -           $      -           $(39,687)
                                     =================   ================   ================

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 2000

         Components of the deferred income tax assets and liabilities are (dollars in thousands):

                                                              March 31,
                                   ---------------------------------------------------------------
                                                2000                              1999
                                   ------------------------------    -----------------------------
Deferred tax assets:
  Expense deducted for book and
    not for tax                                          $ 1,824                          $ 7,820
  Obligations under capital lease                          2,996                           18,559
  Other liabilities                                        4,088                           21,840
  Federal NOL benefit                  $ 45,901                           $ 57,194
     Less:  valuation allowance         (45,901)               -           (32,460)        24,734
                                   -------------                     --------------

  State NOL benefit                      24,834                             21,291
     Less:  valuation allowance         (24,834)               -           (21,291)             -
                                   -------------                     --------------
  AMT credit carryover                                         -                            2,039
  Other                                                      (36)                              24
  Valuation allowance                                     (8,872)                               -
                                                    -------------                     ------------
                                                               -                           75,016
                                                    -------------                     ------------
Deferred tax liabilities:
  Inventory                                                1,978                           15,757
  Property and equipment                                   1,226                           34,593
  Property under capital lease                             2,414                           16,076
  Stepped-up values on plant
    and equipment due to
    purchase accounting                                      800                           15,740
  Other                                                      593                                -
                                                    -------------                     ------------
                                                           7,011                           82,166
                                                    -------------                     ------------
Net deferred tax liability                               $ 7,011                           $7,150
                                                    =============                     ============

11.      EMPLOYEE BENEFIT PLANS:

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

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 2000

         equal to 3% per year of service to a maximum of 45% of such compensation. Benefits are subject to a dollar-for-dollar reduction for benefits paid under the Pension Plan, Social Security and certain other specified pension plan payments. The liability for the SERP and insurance plan is included in liabilities subject to compromise.

         The table below reconciles the funded status of the plans with the amounts recognized in the consolidated balance sheets (dollars in thousands):

                                                                 2000                               1999
                                                  ---------------------------------   --------------------------------
                                                     Pension                             Pension
                                                       Plan              SERP              Plan             SERP
                                                  ---------------   ---------------   ---------------   --------------
Change in benefit obligation
    Benefit obligation at
       beginning of year                                $ 58,907           $   772           $61,171         $ 15,080
    Service cost                                               -               102                 -              319
    Interest cost                                          3,948                60             4,074              105
    Actuarial (gain) loss                                 (7,249)              360               347             (760)
    Settlements (1)                                            -                 -                 -          (13,980)
    Special termination benefits                               -                 -                 -               14
    Gross benefits paid                                   (5,919)                -            (6,685)              (6)
                                                  ---------------   ---------------   ---------------   --------------
    Net obligation at end of year                         49,687             1,294            58,907              772
                                                  ---------------   ---------------   ---------------   --------------
Change in plan assets
    Fair value of plan assets at
       beginning of year                                  60,692                 -            68,383                -
    Actual return on plan assets                          12,013                 -              (882)               -
    Employer contributions                                   352                 -                 -                -
    Benefits paid and expenses                            (6,420)                -            (6,809)               -
                                                  ---------------   ---------------   ---------------   --------------
    Fair value of plan assets at
       end of year                                        66,637                 -            60,692                -
                                                  ---------------   ---------------   ---------------   --------------
Funded status
    Funded status at end of year                          16,949            (1,294)            1,785             (772)
    Unrecognized net actuarial
      (gain) loss                                        (13,498)              360             1,113                -
    Unrecognized prior service cost                            -                 -                 -                -
    Unrecognized net transition
      obligation                                               -                 -                 -                -
    Other                                                      -                 -                 -               (2)
                                                  ---------------   ---------------   ---------------   --------------
    Net amount recognized at end
      of year                                           $  3,451           $  (934)          $ 2,898         $   (774)
                                                  ===============   ===============   ===============   ==============
Amounts recognized in the consolidated
  balance sheets
    Prepaid benefit costs                               $  3,451           $     -           $ 2,898         $      -
    Accrued benefit costs                                      -              (934)                -             (774)
                                                  ---------------   ---------------   ---------------   --------------
    Net asset (liability) recognized
       at end of year                                   $  3,451           $  (934)          $ 2,898         $   (774)
                                                  ===============   ===============   ===============   ==============

         (1) Included in settlements above for Fiscal 1999 are obligations related to inactive employees which are included in liabilities subject to compromise.

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 2000

         The tables below list the weighted average assumptions and the components of periodic (benefit) costs (dollars in thousands):

                                                  2000                      1999                   1998
                                        ------------------------  ----------------------  ---------------------
                                         Pension                   Pension                 Pension
                                           Plan         SERP         Plan        SERP       Plan        SERP
                                        -----------  -----------  -----------  ---------  ----------  ---------
Weighted average assumptions
    Discount rate                            8.00%        8.00%        7.00%      7.00%       7.00%      7.00%
    Expected return on plan assets           9.00%            -        9.00%          -       9.00%          -
    Rate of compensation increase                -        3.00%            -      3.00%           -      3.80%

                                                  2000                      1999                   1998
                                        ------------------------  ----------------------  ---------------------
                                         Pension                   Pension                 Pension
                                           Plan         SERP         Plan        SERP       Plan        SERP
                                        -----------  -----------  -----------  ---------  ----------  ---------
Components of periodic
  benefit cost
    Service cost                           $     -        $ 102      $     -       $319     $     -     $ 273
    Interest cost                            3,948           60        4,074        105       4,258       559
    Expected return on assets               (4,500)           -       (4,576)         -      (4,440)        -
    Amortization of:
       Transition obligation                                  -            -          6           -        36
       Prior service cost                                     -            -          6           -        45
       Actuarial loss                                         -            -          -           -        31
    Special termination charge                 351            -          409         14         114        55
                                        -----------  -----------  -----------  ---------  ----------  --------
    Net periodic (benefit) cost            $  (201)       $ 162      $   (93)      $450     $   (68)    $ 999
                                        ===========  ===========  ===========  =========  ==========  ========

         Associates Savings Plan

         Levitz has savings plans which were adopted under Section 401(k) of the Internal Revenue Code. Under the provisions of the Associates Savings Plans, substantially all employees who meet the age and service requirements of the plan are entitled to defer a certain percentage of their compensation. Levitz contributed to the fund 40% of the first 6% beginning January 1, 2000, 30% of the first 6% beginning January 1, 1999 and 20% of the first 6% beginning January 1, 1998 subject to certain limitations. Such matching contributions of $0.7 million, $0.6 million and $0.8 million were made by Levitz for the years ended March 31, 2000, 1999 and 1998, respectively.

12.      CAPITAL STOCK, STOCK OPTION PLANS, RIGHTS AND STOCK WARRANTS:

         Common Stock

         As of March 31, 2000 LFI had 30,320,628 shares of Common Stock issued and 30,071,621 shares outstanding. 26,497,959 shares were voting stock and 3,573,662 shares were non-voting stock. The Plan of Reorganization filed by the Company on May 25, 2000 does not provide for any distribution to existing stockholders.

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

                                 MARCH 31, 2000

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

         Had compensation costs for these plans been determined consistent with FASB Statement No. 123, LFI's net loss and net loss per common share would not have been materially different.

         Employee Stock Options

         Employee Stock Option Plans are summarized as follows:

                                 2000                        1999                       1998
                              -------------------------  -------------------------  -------------------------
                                             Weighted                   Weighted                   Weighted
                                              average                    average                    average
                                             exercise                   exercise                   exercise
                                Shares         price        Shares        price        Shares        price
                              ------------   ----------  -------------  ----------  -------------  ----------
Outstanding at beginning
  of year                         841,875       $ 4.24      1,789,625      $ 3.50      2,037,875      $ 3.91
Granted                                 -            -              -           -        250,000        1.25
Exercised                               -            -              -           -              -           -
Cancelled                        (381,250)        3.87       (947,750)       1.67       (498,250)       2.80
                              ------------               -------------              -------------
Outstanding at end of year        460,625         4.46        841,875        4.24      1,789,625        3.50
                              ============               =============              =============
Exercisable at end of year        401,005         4.48        644,375        4.09        810,750        3.06
Available for grant at end
  of year                       2,420,406                   2,039,156                  1,091,406

         The following table summarizes information concerning outstanding and exercisable employee options at March 31, 2000:

                                                                     Options
                      Options Outstanding                          Exercisable
--------------------------------------------------------------------------------
                                            Weighted
                                             Average
     Exercise              Shares          Contractual               Shares
      Prices            Outstanding           Life                 Exercisable
--------------------  -----------------  ----------------        ---------------

      $ 3.063                11,000            6.9                      8,500
        3.625               236,625            5.3                    212,755
        5.000               133,000            6.2                     99,750
        6.250                80,000            5.3                     80,000
                      -----------------                          ---------------
                            460,625                                   401,005
                      =================                          ===============

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 2000

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

         Directors' Option Plans are summarized as follows:

                                         2000                      1999                     1998
                                ------------------------   -----------------------  -----------------------
                                              Weighted                 Weighted                  Weighted
                                              Average                   Average                  Average
                                              Exercise                 Exercise                  Exercise
                                  Shares       Price        Shares       Price       Shares       Price
                                -----------  -----------   ---------  ------------  ----------  -----------
Outstanding at beginning
  of year                           52,893     $6.02         70,140      $6.00         70,140     $6.00
Granted                                  -         -              -          -              -         -
Exercised                                -         -              -          -              -         -
Cancelled                                -         -        (17,247)      5.92              -         -
                                -----------                ---------                ----------
Outstanding at end of year          52,893      6.02         52,893       6.02         70,140      6.00
                                ===========                =========                ==========
Exercisable at end of year          52,893                   50,225                    60,135
Available for grant at end
  of year                           72,107                   72,107                    54,860

         The following table summarizes information concerning outstanding and exercisable director's options at March 31, 2000:

                      Options Outstanding                               Options Exercisable
-----------------------------------------------------------------  -------------------------------
                                        Weighted
                                        Average       Weighted                         Weighted
    Range of                           Remaining       Average                          Average
    Exercise            Shares         Contractual    Exercise         Shares          Exercise
     Prices           Outstanding         Life          Price        Exercisable         Price
------------------  ----------------  -------------  ------------  ----------------   ------------
   $4.69-$6.19               44,893       6.0             $ 5.28            44,893         $ 5.28
      10.19                   8,000       4.3              10.19             8,000          10.19
                    ----------------                               ----------------
                             52,893                                         52,893
                    ================                               ================

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

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 2000

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

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 2000

13.      ACCRUED EXPENSES AND OTHER LIABILITIES (Dollars in Thousands):

                                              2000               1999
                                         --------------     -------------

Payroll                                         $7,945            $9,394
Payroll and sales taxes                          3,998             4,843
Real estate taxes                                2,297             3,238
Interest                                           444             2,615
Promotional discount accrual                    26,935            23,788
Workers Compensation                             6,586             6,708
Closed store reserves                            9,387             5,062
Customer deposits                                8,815             6,446
Other                                           18,084            11,885
                                         --------------     -------------
                                               $84,491           $73,979
                                         ==============     =============

14.      COMMITMENTS AND CONTINGENCIES:

         As a result of the bankruptcy filing, the initiation of litigation against the Debtors involving matters arising prior to the filing for bankruptcy is stayed. Such stay may be lifted by the Bankruptcy Court in appropriate circumstances.

         Levitz has employment agreements with six officers. Each of these agreements is for an initial term of eighteen months and will be automatically renewed for an additional twelve months unless either party gives prior written notice of intent to terminate the agreement. The agreements provide that if the officer is terminated by Levitz other than for Cause (as defined in the agreements) or disability or by the officer for Good Reason (as defined in the agreements), Levitz must continue to pay such officer's base salary for eighteen months and, for certain of the officers, would be required to credit such officer with three years of additional service and age for purposes of Levitz's SERP. In the event of such termination following a Change in Control (as defined in the agreements), Levitz must pay such officer a lump sum amount equal to one and one-half times his or her annual base salary. Each agreement also contains certain non-competition provisions.

         LFI is subject to a number of lawsuits, investigations and claims arising out of the normal conduct of its business, including those relating to government regulations, general and product liability and employee relations. Although there are a number of actions pending against LFI as of March 31, 2000, in the opinion of Management such actions as currently known would not have a material effect on the financial position of LFI.

15.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

         The following is a summary of LFI's unaudited quarterly results of operations for the years ended March 31, 2000 and 1999:

                 LEVITZ FURNITURE INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 2000

                                                                          Quarter Ended
                                           ----------------------------------------------------------------------------
                                            June 30,         September 30,        December 31,        March 31,
                                              1999               1999                 1999               2000
                                           ------------     ----------------     ---------------     -------------
                                                            (In thousands, except per share amounts)

Net sales                                     $119,988            $ 126,331           $ 147,517         $ 141,216
Gross profit                                    51,887               54,273              65,999            59,877
Net loss                                        (9,056)             (11,517)            (11,079)          (35,209)
                                             ==========       ==============       =============       ===========
Net loss per common share                     $  (0.30)           $   (0.38)          $   (0.37)        $   (1.17)
                                             ==========       ==============       =============       ===========


                                                                       Quarter Ended
                                           -----------------------------------------------------------------------
                                             June 30,         September 30,        December 31,        March 31,
                                               1998               1998                 1998               1999
                                           ------------     ----------------     ---------------     -------------
                                                            (In thousands, except per share amounts)
Net sales                                     $171,276            $ 169,285           $ 182,174         $ 130,365
Gross profit                                    74,094               73,303              74,098            55,278
Net loss                                       (37,974)             (14,047)            (35,451)           (6,972)
                                             ==========       ==============       =============       ===========
Net loss per common share                     $  (1.27)           $   (0.47)          $   (1.18)        $   (0.23)
                                             ==========       ==============       =============       ===========

16.     FAIR VALUE OF FINANCIAL INSTRUMENTS:

        The carrying amounts and fair values of LFI's financial instruments at March 31, 2000 and 1999, were as follows (dollars in thousands):

                                            2000                             1999
                               ------------------------------   ------------------------------
                                 Carrying           Fair          Carrying           Fair
                                  Amount           Value           Amount           Value
                               --------------   -------------   --------------   -------------
Cash and cash equivalents            $ 2,891         $ 2,891         $  3,046        $  3,046
Debt obligations including
  current maturities                  77,392          77,392          151,580         151,580
Letters of credit                          -          16,385                -          16,936

        The carrying amounts of cash, cash equivalents and debt obligations approximate fair value because of the short maturity of these instruments. The fair value of LFI's long-term debt, including current maturities, is estimated based on the quoted market prices for the same or similar issues. The contract amount of the letter of credit approximates its fair value. The fair value of the Company's liabilities subject to compromise are not presently determinable as a result of the Chapter 11 proceedings.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth, as of June 12, 2000, the name, age, position at LFI and Levitz and principal occupation or employment for the past five years, of the directors and executive officers of LFI and Levitz. Each of such persons is a citizen of the United States. None of the directors or executive officers is related to each other.

                                            Principal Occupation or
                                           Employment During the Past                  Director of
      Name and Age                                Five Years                            LFI Since
      ------------                         --------------------------                  -----------
Edward L. Grund (55)           Chairman of the Board and Chief Executive Officer          1998
                               of LFI and Levitz since 1998,
                               formerly President Store Operations
                               of LFI and Levitz, formerly Executive
                               Vice President-General Manager North
                               American Division of Sunglass Hut
                               International from 1997 to 1998. He
                               was also Senior Vice President-Store
                               Operations of Sunglass Hut
                               International from 1993 to 1997.
Michael E. McCreery (52)       Senior Vice President and Chief Financial Officer
                               of LFI and Levitz since 1998, formerly Vice
                               Chairman and Chief Administrative Officer of C.R.
                               Anthony Company from 1995 to 1998 and Senior
                               Executive Vice President and Chief Financial
                               Officer of C.R. Anthony Company from 1990 to 1994.
Nicholas S. Masullo (52)       Vice President, Strategic Operations and Human
                               Resources of Levitz.
Richard J. Mazzoni, Jr. (52)   Vice President, Management  Information Services
                               and Logistics of Levitz.
Lawrence R. McDevitt (56)      Vice President, Controller of Levitz.
Edward P. Zimmer (51)          Vice President, Secretary and General Counsel of
                               LFI and Levitz. Director of Levitz since 1996.
Robert M. Harrell (76)         Director of LFI.  Commercial Real Estate broker            1994
                               since 1984.  Former Executive Vice President of
                               Merchandising of Montgomery Ward & Company,
                               Incorporated.
Bruce C. Leadbetter (61)       Director of LFI, formerly Chief Executive Officer          1985
                               of Dalfort Aviation.  Managing Partner, the
                               Security Management Company.  President and
                               Director of the Astraea Company (a management
                               consulting firm).


Kenneth D. Moelis (41)         Director of LFI.  Managing Director of Donaldson,          1986
                               Lufkin & Jenrette Securities Corporation
                               (investment bankers) since 1990.
Henry B. Reiling (62)          Director of LFI.  Professor, Harvard Graduate              1990
                               School of Business Administration.

The Board of Directors of LFI is divided into three classes serving staggered three-year terms. The terms of office of the Directors of the Company have expired in prior years; however, because the Company did not hold an Annual Meeting of Stockholders since 1996, such directors continue in office until their successors are elected. Directors who are employees of LFI or Levitz do not receive any compensation for serving on the Board of Directors of either LFI or Levitz. Directors who are not employees of LFI or Levitz receive $15,000 in compensation annually. Audit and Compensation Committee members receive $1,000 for each committee meeting attended and each committee chairman receives an additional $5,000 per year for serving as chairman.

Pursuant to the Company's Non-Employee Directors' Stock Option Plan, following the Company's Annual Meeting of Stockholders, each director who is not an employee of the Company is eligible to receive an annual grant of an option to purchase 2,000 shares of the Company's Common Stock. Such directors may also elect to receive options to purchase shares of the Company's Common Stock in lieu of their yearly retainer fee. The exercise price of all options granted pursuant to this plan will be set at the average of the high and low prices of the Common Stock on the date of grant. The term of each option is ten years from date of grant. Annual grant options are exercisable as to one-third of the shares subject to the option on each of the first, second and third anniversary of the grant. Elective grant options are exercisable six months after the grant. No stock options have been granted to Directors since the Petition Date.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following summary compensation table sets forth information regarding the annual and long-term compensation awarded or earned for each of the last three fiscal years to those persons who were, for the fiscal year ended March 31, 2000, the Chief Executive Officer and the four other most highly compensated executive officers. Mr. Grund was not employed by the Company prior to the 1999 fiscal year and Mr. McCreery was not employed by the Company prior to the 1998 fiscal year. Accordingly, no information is set forth with respect to these individuals for the prior year(s).

                                            Annual Compensation                  Long-Term Compensation
                            -----------------------------------------------------------------------------
                                                                  Other         Restricted     Securities    All Other
                            Fiscal                                Annual          Stock        Underlying    Compensa-
Name and Principal Position  Year     Salary       Bonus       Compensation       Awards        Options       tion (1)
--------------------------- ------  -----------  ----------    -------------    -----------    ----------    -----------
Edward L. Grund              2000    $ 441,396    $      -          $     -        $     -             -        $ 8,823
  Chairman of the Board      1999      299,534     200,000 (2)            -              -             -          5,147
  and Chief Executive        1998            -           -                -              -             -              -
  Officer of LFI and Levitz

Michael E. McCreery          2000    $ 341,340    $      -          $     -        $     -             -        $11,597
  Senior Vice President and  1999      282,724      50,000 (3)       49,500 (4)          -             -          6,072
  Chief Financial Officer    1998       26,445      50,000 (3)            -              -             -              -
  of LFI and Levitz

Edward P. Zimmer             2000    $ 214,050    $      -          $     -        $     -             -        $ 6,799
  Vice President, Secretary  1999      195,000      25,000                -              -             -          5,470
  and General Counsel of     1998      190,392           -                -              -             -          5,182
  LFI and Levitz

Richard J. Mazzoni, Jr.      2000    $ 199,620    $      -          $     -        $     -             -        $ 6,887
  Vice President, Management 1999      185,016      25,000                -              -             -          5,642
  Information Systems and    1998      183,472           -                -              -             -          5,865
  Logistics of Levitz

Nicholas S. Masullo          2000    $ 175,984    $      -          $     -        $     -             -        $ 9,197
  Vice President, Human      1999      144,976      25,000                -              -             -          7,779
  Resources of Levitz        1998      142,368           -                -              -             -          9,422

-------------
(1) Included in this column for the fiscal year ended March 31, 2000 are matching contributions paid pursuant to Levitz's Associates' Savings Plan to Messrs. McCreery, Zimmer, Mazzoni and Masullo in the amounts of $11,597, $6,799, $6,887 and $9,197, respectively, and the dollar value attributable to life insurance premiums paid on behalf of Messrs. Grund, McCreery, Zimmer, Mazzoni and Masullo in the amounts of $8,823, $11,597, $6,799, $6,887 and $5,732, respectively.

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

(4)      Represents relocation expenses paid by the Company.

Option Grants in the Last Fiscal Year

There were no grants of stock options in the fiscal year ended March 31, 2000.

Aggregate Options Exercised in Last Fiscal Year and Fiscal Year-End Option
Values

None of the officers exercised any options in the fiscal year ended March 31, 2000.

The following table provides information on the number of options held by the executive officers named in the Summary Compensation Table. Messrs. Grund, Bozic, Homler and McCreery hold no options.

                                      Number of Securities                  Value of Unexercised
                                     Underlying Unexercised                 In-the-money Options
                                 Options at end of Fiscal Year               end of Fiscal Year
                              -------------------------------------  -----------------------------------
Name                            Exercisable       Unexercisable        Exercisable       Unexercisable
----                          ----------------  -------------------  ----------------  -----------------
Edward P. Zimmer                   85,000               -                  $ -                 $ -
Richard J. Mazzoni                 50,000               -                    -                   -
Nicholas S. Masullo                70,000               -                    -                   -

Levitz Retirement Plans

Certain officers (a total of six persons) are participants in the Levitz Furniture Corporation Employees Retirement Plan (the "Retirement Plan") and the Levitz Furniture Corporation Supplemental Executive Retirement Plan (the "Supplemental Plan"). After March 31, 1996 no additional benefits accrue under the Retirement Plan. Retirement and disability benefits pursuant to the Supplemental Plan are equal to 4% of the highest five-year average of salary plus bonus for each year of service to a maximum of 15 years of service. The retirement benefit of a participant who terminates service prior to age 65 is, except under certain circumstances, subject to reduction. Benefits are subject to a dollar-for-dollar reduction for similar benefits paid under the Retirement Plan, pension plans of other employers and Social Security. Retirement and disability benefits under the Supplemental Plan are limited to a 2000 maximum of $491,577 per year, to be increased annually by the average increase in annual salary for Supplemental Plan participants. The following table shows annual benefits payable (before offsets) under the Supplemental Plan and the Retirement Plan to participants at age 65 in specified years of service and remuneration classes:

                                            Pension Plan Table
                                            Years of Service(2)
                                ---------------------------------------------
Remuneration(1)                      10                  15 or more at age 65
---------------                 --------------           --------------------
     $200,000                    $ 80,000                        $120,000
      300,000                     120,000                         180,000
      400,000                     160,000                         240,000
      500,000                     200,000                         300,000
      600,000                     240,000                         360,000

--------------
(1) For the fiscal year ended March 31, 2000, remuneration equaled the amount listed for each executive officer under "Annual Compensation" in the Summary Compensation Table.

(2) As of March 31, 2000, Messrs. Grund and McCreery had less than three years of service and the remaining listed executive officers had more than 15 years of service under the Supplemental Plan.

Employment Agreements

Levitz has employment agreements with each of the current executive officers listed in the Summary Compensation Table on page 64. Each of these agreements is for an initial term of eighteen months and will be automatically renewed for an additional twelve months unless either party gives prior written notice of intent to terminate the agreement. The agreements provide that if the officer is terminated by Levitz other than for Cause (as defined in the agreements) or disability or by the officer for Good Reason (as defined in the agreements), Levitz must continue to pay such officer's base salary for eighteen months and, for certain of the officers, would be required to credit such officer with three years of additional service and age for purposes of Levitz's Supplemental Plan. In the event of such termination following a Change in Control (as defined in the agreements), Levitz must pay such officer a lump sum amount equal to one and one-half times his or her annual base salary. Each agreement also contains certain non-competition provisions.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

As of June 12, 2000, the Common Stock was held of record by 758 stockholders. The following table sets forth certain information concerning the beneficial ownership of Common Stock by each stockholder who is known by the Company to own beneficially in excess of 5% of the outstanding Common Stock, by each director, by the executive officers named in the Summary Compensation Table above, and by all directors and executive officers as a group, as of the Record Date. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

                                             No. of Shares
                                               of Common
Name of Beneficial Owner                        Stock(1)             Percent(1)
------------------------                   -------------------     -------------

Apollo Investment Fund III,                    5,000,000 (2)            16.6
Apollo Overseas Partners, III, L.P.
and Apollo (U.K.) Partners, III, L.P.
Two Manhattanville Road
Purchase, New York 10577

Court Square Capital, Ltd. ("CSCL")            5,764,888 (3)            19.2
399 Park Avenue, 10th Floor
New York, New York

Robert M. Harrell                                  6,750 (4)               *
9139 Ridge Pine Trail
Orlando, Florida

Edward L. Grund                                        -                   -
[Address]


Michael E. McCreery                                    -                   -
[Address]


Bruce C. Leadbetter                              147,531 (5)               *
7701 Lemon Avenue
Dallas, Texas

Nicholas S. Masullo                               62,500 (6)               *
7887 North Federal Highway
Boca Raton, Florida

Richard J. Mazzoni                                42,500 (6)               *
7887 North Federal Highway
Boca Raton, Florida

Kenneth D. Moelis                                 12,399 (6)               *
Donaldson, Lufkin & Jenrette
2121 Avenue of the Stars
Los Angeles, California

Henry B. Reiling                                  44,397 (7)               *
Harvard Graduate School of
Business Administration
Morgan 385, Soldiers Field
Boston, Massachusetts

Edward P. Zimmer                                 156,474 (8)               *
7887 North Federal Highway
Boca Raton, Florida

All Officers and Directors of the Company        367,551 (9)             1.0
as a group (11 persons)

All Officers and Directors of Levitz             326,474 (10)            1.1
as a group (9 persons)
-----------------
* Less than 1.0%

(1) Includes Voting Common Stock and Non-Voting Common Stock. The Non-Voting Common Stock is identical to the Voting Common Stock in all respects, except that the Non-Voting Common Stock is non-voting and is convertible into Voting Common Stock. On June 12, 2000, there were 26,497,959 shares of Voting Common Stock and 3,573,662 shares of Non-Voting Common Stock outstanding, which were held by 758 and 7 holders of record, respectively.

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

(8) Includes beneficial ownership of 85,000 shares which may be acquired within 60 days pursuant to stock option grants.

(9) Includes beneficial ownership of 137,893 shares which may be acquired within 60 days pursuant to stock option grants and other shares as to which beneficial ownership is disclaimed.

(10) Includes beneficial ownership of 255,000 shares which may be acquired within 60 days pursuant to stock option grants and other shares as to which beneficial ownership is disclaimed.

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

Pursuant to the Company's Non-Employee Directors' Stock Option Plan, each director who is not an employee of the Company, following the Company's Annual Meeting of Stockholders, is eligible to receive an annual grant of an option to purchase 2,000 shares of the Company's Common Stock. Such directors may also elect to receive options to purchase shares of the Company's Common Stock in lieu of their yearly retainer fee. The exercise price of all options granted pursuant to this plan will be set at the average of the high and low prices of the Common Stock on the New York Stock Exchange on the date of grant. The term of each option is ten years from date of grant. Annual grant options are exercisable as to one-third of the shares subject to the option on each of the first, second and third anniversary of the grant. Elective grant options are exercisable six months after the grant. No stock options have been granted to Directors since the Petition Date.

Court Square Capital, Ltd. owns 19.2% of the Company's Common Stock. Court Square Capital, Ltd. also owns the capital stock of Furniture Comfort Corporation, which, in the ordinary course of business, sold $30.0 million of merchandise to Levitz in Fiscal 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

(a)  Financial Statements

The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 31.

Financial Statement Schedules

               INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Schedules                                                              Page
                                                                       ----
Schedule I - Condensed Financial Information of Registrant . . . . . .  77

All other schedules have been omitted because the required information is shown in the Consolidated Financial Statements or Notes thereto or they are not applicable.

(b)    Report on Form 8-K

       Not applicable.

(c)    Exhibits

       See Page 73 for Index to Exhibits.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              LEVITZ FURNITURE INCORPORATED

Date: July 14, 2000                           By:    /s/ EDWARD L. GRUND
                                                     --------------------------
                                                         Edward L. Grund
                                                         Chairman of the Board
                                                         and Chief Executive
                                                         Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                 Date
             ---------                           -----                 ----
/s/   EDWARD L. GRUND                 Chairman of the Board        July 14, 2000
---------------------------------     and Chief Executive
      Edward L. Grund                 Officer

/s/   MICHAEL MCCREERY                Senior Vice President        July 14, 2000
---------------------------------     and Chief Financial
      Michael McCreery                Officer

/s/   ROBERT M. HARRELL               Director                     July 14, 2000
---------------------------------
      Robert M. Harrell

                                      Director                     July 14, 2000
---------------------------------
      Bruce C. Leadbetter

/s/   KENNETH D. MOELIS               Director                     July 14, 2000
---------------------------------
      Kenneth D. Moelis

/s/   HENRY B. REILING                Director                     July 14, 2000
---------------------------------
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

10.62              Contract of Sale by and among Levitz Furniture Corporation and certain other subsidiaries and
                   Klaff Realty, LP, Lubert-Adler Capital Real Estate Fund II, L.P., Lubert-Adler Real Estate
                   Fund II, L.P. and Lubert-Adler Parallel Fund II, L.P., dated as of April 20, 1999. (15)
10.63              First Amendment to Contract of Sale by and among  Levitz Furniture Corporation and certain subsidiaries and the various purchasers set forth therein, dated as of June 8, 1999. (15)
10.64              Unitary Lease by and among Levitz Furniture Corporation and certain other subsidiaries and the various purchasers set forth therein, dated as of June 8, 1999. (15)
10.65              Amendment No. 11 dated as of July 23, 1999, to the Postpetition Credit Agreement among Levitz
                   Furniture Incorporated, et al. and BT Commercial Corporation, as agent. (16)
10.66              Amendment No. 12 dated as of August 4, 1999, to the Postpetition Credit Agreement among Levitz
                   Furniture Incorporated, et al. and BT Commercial Corporation, as agent. (17)
10.67              Amendment No. 13 dated as of September 16, 1999, to the Postpetition Credit Agreement among Levitz
                   Furniture Incorporated, et al. and BT Commercial Corporation, as agent. (17)
10.68              Amendment No. 14 dated as of December 14, 1999, to the Postpetition Credit Agreement among Levitz
                   Furniture Incorporated, et al. and BT Commercial Corporation, as agent. (18)
10.69              Amendment No. 15 dated as of January 7, 2000, to the Postpetition Credit Agreement among Levitz
                   Furniture Incorporated, et al. and BT Commercial Corporation, as agent. (18)
10.70              Amendment No. 16 dated as of March 1, 2000, to the Postpetition Credit Agreement among Levitz
                   Furniture Incorporated, et al. and BT Commercial Corporation, as agent.
10.71              Amendment No. 17 dated as of April 21, 2000, to the Postpetition Credit Agreement among Levitz
                   Furniture Incorporated, et al. and BT Commercial Corporation, as agent.
10.72              Amendment No. 18 dated as of June 27, 2000, to the Postpetition Credit Agreement among Levitz
                   Furniture Incorporated, et al. and BT Commercial Corporation, as agent.
21.01              Wholly Owned Subsidiaries of Levitz Furniture Incorporated. (15)
27                 Financial Data Schedule.

------------------
 (1)               Incorporated by reference from the Company's and Levitz's Registration Statement Nos. 33-61534
                   and 33-61534-01 on Form S-1 filed April 23, 1993.
 (2)               Incorporated by reference from Levitz's Registration Statement No. 33-1325 on Form S-1 declared effective on August 13, 1986.
 (3)               Incorporated by reference from Levitz's Registration Statement No. 33-12639 on Form S-1
                   declared effective on May 12, 1987.
 (4)               Incorporated by reference from Levitz Furniture Incorporated's Form 10-K for the fiscal year ended March 31, 1996.
 (5)               Incorporated by reference to Form 8-K filed December 6, 1996.
 (6)               Incorporated by reference from Levitz Furniture Incorporated's quarterly report on Form 10-Q for the quarter ended December 31, 1996.
 (7)               Incorporated by reference from Levitz Furniture Incorporated's Annual Report on Form 10-K for
                   the year ended March 31, 1997.
 (8)               Incorporated by reference from Levitz Furniture Incorporated's quarterly report on Form 10-Q for the quarter ended June 30, 1997.
 (9)               Incorporated by reference to Form 8-K filed September 12, 1997.
(10)               Incorporated by reference from Levitz Furniture Incorporated's quarterly report on Form 10-Q for the quarter ended September 30, 1997.
(11)               Incorporated by reference from Levitz Furniture Incorporated's quarterly report on Form 10-Q for the quarter ended December 31, 1997.
(12)               Incorporated by reference from Levitz Furniture Incorporated's Annual Report on Form 10-K for
                   the year ended March 31, 1998.
(13)               Incorporated by reference from Levitz Furniture Incorporated's quarterly report on Form 10-Q for the quarter ended September 30, 1998.
(14)               Incorporated by reference from Levitz Furniture Incorporated's quarterly report on Form 10-Q for the quarter ended December 31, 1998.
(15)               Incorporated by reference to Form 8-K filed July 2, 1999.
(16)               Incorporated by reference from Levitz Furniture Incoporated quarterly report on Form 10-Q for the quarter ended June 30, 1999.
(17)               Incorporated by reference from Levitz Furniture Incoporated quarterly report on Form 10-Q for the quarter ended September 30, 1999.
(18)               Incorporated by reference from Levitz Furniture Incoporated quarterly report on Form 10-Q for the quarter ended December 31, 1999.

                          LEVITZ FURNITURE INCORPORATED

                                   SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS

                    (Dollars in thousands, except share data)

                                                                                           March 31,
                                                                               ----------------------------------
                                                                                   2000                1999
                                                                               --------------     ---------------
ASSETS

  Current assets:
    Income taxes receivable                                                        $       8           $      20
    Income taxes receiviable from
      subsidiary                                                                      13,623              13,635
    Deferred taxes                                                                         -                   -
                                                                               --------------     ---------------
        Total current assets                                                          13,631              13,655
                                                                               ==============     ===============
LIABILITIES AND STOCKHOLDERS' DEFICIT

  Income taxes payable                                                             $       -           $       -
                                                                               --------------     ---------------
        Total current liabilities                                                          -                   -

  Deferred taxes                                                                         840                 839
                                                                               --------------     ---------------
  Excess of losses over investment in subsidiary                                     351,155             284,319
                                                                               --------------     ---------------
  Liabilities subject to compromise                                                    8,717               8,717
                                                                               --------------     ---------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

  Common stock, $0.01 par; authorized 63,700,000 shares; 30,320,628 shares issued and 30,071,621 outstanding in 1999 and 30,138,896 shares
    outstanding in 1998                                                                  303                 303

  Preferred stock $1 par; authorized 2,500,000 shares; issued outstanding
    -0- shares in 1999 and 1998                                                            -                  -

Capital in excess of par                                                             213,560             213,560
Retained earnings (deficit)                                                         (560,643)           (493,782)
Deferred compensation
Treasury stock, at cost, 249,007 shares in 1999
  and 181,732 shares in 1998                                                            (301)               (301)
                                                                               --------------     ---------------
    TOTAL STOCKHOLDERS' DEFICIT                                                     (347,081)           (280,220)
                                                                               --------------     ---------------
                                                                                   $  13,631           $  13,655
                                                                               ==============     ===============

    The accompanying note is an integral part of these financial statements.

                          LEVITZ FURNITURE INCORPORATED

                                   SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF OPERATIONS

                    (Dollars in thousands, except share data)

                                                                Years Ended March 31,
                                                ---------------------------------------------------------
                                                      2000                1999               1998
                                                -----------------   -----------------  ------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE             $     25            $     32            $     47

INTEREST EXPENSE                                               -                   -                 618
                                                -----------------   -----------------  ------------------
LOSS BEFORE INCOME TAXES                                     (25)                (32)               (665)

INCOME TAX (BENEFIT)                                           -                   -                (250)
                                                -----------------   -----------------  ------------------
LOSS BEFORE EQUITY IN NET LOSS
  OF SUBSIDIARY AND EXTRAORDINARY ITEMS                      (25)                (32)               (415)

EQUITY IN NET LOSS OF SUBSIDIARY                         (66,836)            (94,412)            (87,167)
                                                -----------------   -----------------  ------------------
LOSS BEFORE EXTRAORDINARY ITEMS                          (66,861)            (94,444)            (87,582)

EXTRAORDINARY ITEMS, NET OF TAX BENEFIT
  OF $2,630 IN 1998                                            -                   -              (5,805)
                                                -----------------   -----------------  ------------------
NET LOSS                                                $(66,861)           $(94,444)           $(93,387)
                                                =================   =================  ==================
LOSS PER COMMON SHARE:
  LOSS BEFORE EXTRAORDINARY ITEMS                       $  (2.22)           $  (3.15)           $  (2.93)
  EXTRAORDINARY ITEMS                                          -                   -               (0.19)
                                                -----------------   -----------------  ------------------
  NET LOSS PER COMMON SHARE                             $  (2.22)           $  (3.15)           $  (3.12)
                                                =================   =================  ==================
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                         30,071,621          30,023,119          29,923,578
                                                =================   =================  ==================

    The accompanying note is an integral part of these financial statements.

                          LEVITZ FURNITURE INCORPORATED

                                   SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS

                    (Dollars in thousands, except share data)

                                                                      Years Ended March 31,
                                                        -------------------------------------------------
                                                             2000             1999             1998
                                                        ---------------   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $(66,861)        $(94,444)        $(93,387)
  Deferred tax benefit                                               -                -             (198)
  Amortization of original issue discount
    on deferred debentures                                           -                -              331
  Amortization of deferred financing fees                            -                -                8
  Equity in net loss of subsidiaries                            66,836           94,412           87,167
  Extraordinary loss related to early
    redemption of debt                                               -                -            5,805
  Decrease (increase) in income tax receivables                      -              (20)           2,299
  Decrease (increase) in receivable from
    subsidiary                                                     151               (2)          (3,348)
  Other                                                           (126)              67            1,433
                                                        ---------------   --------------   --------------
      Net cash provided by operating
        activities                                                   -               13              110
                                                        ---------------   --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Acquisition of treasury stock                                      -              (13)            (110)
                                                        ---------------   --------------   --------------
      Net cash used in financing activities                          -              (13)            (110)
                                                        ---------------   --------------   --------------
      Net increase in cash and cash equivalents                      -                -                -

CASH AND CASH EQUIVALENTS, beginning of year                         -                -                -
                                                        ---------------   --------------   --------------
CASH AND CASH EQUIVALENTS, end of year                               -                -                -
                                                        ===============   ==============   ==============
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
  Fair value of warrants contributed to subsidiary                   -                -                -
                                                        ===============   ==============   ==============

    The accompanying note is an integral part of these financial statements.

                          LEVITZ FURNITURE INCORPORATED

                                   SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          NOTE TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000

1. These statements should be read in conjunction with LFI's Consolidated Financial Statements and Notes thereto as described in the index listed in Item 8.